Form 10-Q
period 2010-06-30
Graham Packaging Co Inc.
filed 2010-08-04
CIK 1478085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2010, the registrant had outstanding 62,555,962 shares of common stock, par value $0.01 per share.

GRAHAM PACKAGING COMPANY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$136,112	$147,808
Accounts receivable, net	234,210	191,685
Inventories	188,493	194,702
Deferred income taxes	3,573	3,446
Prepaid expenses and other current assets	34,087	58,297

Total current assets	596,475	595,938
Property, plant and equipment, net	992,189	1,017,778
Intangible assets, net	41,181	43,012
Goodwill	435,073	437,058
Other non-current assets	31,996	32,506

Total assets	$2,096,914	$2,126,292

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$34,638	$100,657
Accounts payable	136,089	111,013
Accrued expenses and other current liabilities	172,514	186,806
Deferred revenue	24,883	30,245

Total current liabilities	368,124	428,721
Long-term debt	2,206,160	2,336,206
Deferred income taxes	31,725	24,625
Other non-current liabilities	103,138	99,854
Commitments and contingent liabilities (see Notes 15 and 16)
Equity (deficit):
Graham Packaging Company Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, shares issued and outstanding 62,555,962 and 42,998,786	626	430
Additional paid-in capital	454,580	297,470
Retained earnings (deficit)	(1,020,715)	(1,032,887)
Notes and interest receivable for ownership interests	(6,504)	(6,353)
Accumulated other comprehensive income (loss)	(46,533)	(31,123)

Graham Packaging Company Inc. stockholders’ equity (deficit)	(618,546)	(772,463)
Noncontrolling interests	6,313	9,349

Equity (deficit)	(612,233)	(763,114)

Total liabilities and equity (deficit)	$2,096,914	$2,126,292

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Net sales	$652,832	$585,714	$1,238,408	$1,147,565
Cost of goods sold	532,234	473,021	1,015,492	941,296

Gross profit	120,598	112,693	222,916	206,269
Selling, general and administrative expenses	28,414	28,977	95,941	57,472
Asset impairment charges	554	6,459	2,792	8,035
Net loss on disposal of property, plant and equipment	826	803	1,053	2,298

Operating income	90,804	76,454	123,130	138,464
Interest expense	41,891	37,183	87,275	76,881
Interest income	(178)	(247)	(298)	(471)
Net (gain) loss on debt extinguishment	—	(756)	2,664	(756)
Increase in income tax receivable obligations	3,600	—	4,900	—
Other expense (income), net	349	(977)	3,212	(1,545)

Income before income taxes	45,142	41,251	25,377	64,355
Income tax provision	7,342	6,681	12,088	12,615

Income from continuing operations	37,800	34,570	13,289	51,740
Loss from discontinued operations	—	(1,479)	—	(1,806)

Net income	37,800	33,091	13,289	49,934
Net income attributable to noncontrolling interests	4,264	5,262	1,974	8,088

Net income attributable to Graham Packaging Company Inc. stockholders	$33,536	$27,829	$11,315	$41,846

Earnings per share:
Income from continuing operations per share:
Basic	$0.54	$0.68	$0.20	$1.01
Diluted	$0.53	$0.68	$0.19	$1.01
Loss from discontinued operations per share:
Basic	$—	$(0.03)	$—	$(0.04)
Diluted	$—	$(0.03)	$—	$(0.04)
Net income attributable to Graham Packaging Company Inc. stockholders per share:
Basic	$0.54	$0.65	$0.20	$0.97
Diluted	$0.53	$0.65	$0.19	$0.97
Weighted average shares outstanding:
Basic	62,555,962	42,975,419	57,780,042	42,975,419
Diluted	62,555,962	42,975,419	57,780,042	42,975,419

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$37,800	$33,091	$13,289	$49,934
Other comprehensive (loss) income:
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all periods presented)	—	81	—	347
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all periods presented)	2,018	1,609	4,107	3,217
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of a tax provision of $9 and $19 for the three and six months ended June 30, 2010, respectively, and $10 and $20 for the three and six months ended June 30, 2009, respectively)	516	671	859	1,302
Foreign currency translation adjustments (net of a tax provision of $77 for each of the three and six months ended June 30, 2010, and a tax provision of $370 and a tax benefit of $6 for the three and six months ended June 30, 2009, respectively)	(22,850)	28,062	(24,537)	4,860

Total other comprehensive (loss) income	(20,316)	30,423	(19,571)	9,726

Comprehensive income (loss)	17,484	63,514	(6,282)	59,660
Comprehensive income attributable to noncontrolling interests	2,406	9,843	206	9,552

Comprehensive income (loss) attributable to Graham Packaging Company Inc. stockholders	$15,078	$53,671	$(6,488)	$50,108

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating activities:
Net income	$13,289	$49,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,645	80,012
Amortization of debt issuance fees	3,184	4,758
Accretion of senior unsecured notes	238	—
Net loss (gain) on debt extinguishment	2,664	(756)
Net loss on disposal of property, plant and equipment	1,053	2,298
Pension expense	1,577	2,520
Asset impairment charges	2,792	8,035
Unrealized loss on termination of cash flow hedge accounting	359	2,262
Stock compensation expense	656	407
Equity income from unconsolidated subsidiaries	(40)	—
Deferred tax provision	7,263	5,257
Increase in income tax receivable obligations	4,900	—
Foreign currency transaction loss	507	80
Interest receivable on loans to owners	(151)	(63)
Changes in operating assets and liabilities:
Accounts receivable	(47,419)	8,789
Inventories	2,397	18,999
Prepaid expenses and other current assets	20,490	18,329
Other non-current assets	(4,769)	(3,270)
Accounts payable and accrued expenses	15,015	35,152
Pension contributions	(2,916)	(14,326)
Other non-current liabilities	468	(289)

Net cash provided by operating activities	99,202	218,128

Investing activities:
Cash paid for property, plant and equipment	(75,937)	(71,800)
Proceeds from sale of property, plant and equipment	255	580

Net cash used in investing activities	(75,682)	(71,220)

Financing activities:
Proceeds from issuance of long-term debt	42,518	22,508
Payment of long-term debt	(240,478)	(55,668)
Debt issuance fees	(648)	(9,570)
Proceeds from the issuance of common stock, net of underwriting discount of $11.3 million	171,055	—
Payment of other expenses for the issuance of common stock	(5,419)	—
Purchase of ownership interests	—	(89)

Net cash used in financing activities	(32,972)	(42,819)

Effect of exchange rate changes on cash and cash equivalents	(2,244)	969

(Decrease) increase in cash and cash equivalents	(11,696)	105,058
Cash and cash equivalents at beginning of period	147,808	43,879

Cash and cash equivalents at end of period	$136,112	$148,937

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$74,401	$82,516
Cash paid for income taxes (net of refunds)	9,686	7,491
Non-cash investing and financing activities:
Accruals for purchases of property, plant and equipment	6,051	19,035
Accruals for debt issuance fees	136	5,443
Accruals for fees related to the initial public offering	250	—

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Company Inc. (“GPC”), a Delaware corporation (formerly known as BMP/Graham Holdings Corporation), have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by GPC are referred to collectively with GPC as the “Company.” Graham Packaging Holdings Company, a subsidiary which is 90.9% owned by GPC and for which GPC holds 100% of the general partnership interest, is refered to as “Holdings.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2009, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the guidance provided under ASC 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective prospectively for financial statements issued for years beginning on or after June 15, 2010. The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its financial statements, but does not expect that the adoption will have a material impact.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s financial statements, or do not apply to the Company’s operations.

Noncontrolling Interests

The Company attributes earnings and losses of Holdings to the noncontrolling interests of Holdings based on the noncontrolling interests’ relative unit ownership percentages. Accumulated income attributable to the noncontrolling interests is included in a separate component of equity (deficit).

Subsequent Events

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Reclassification

A reclassification has been made to the 2009 Condensed Consolidated Statement of Cash Flows to reflect the deferred tax provision as a separate component of cash provided by operating activities. Amounts for this line item were previously included in changes in prepaid expenses and other current assets, changes in other non-current assets, changes in accounts payable and accrued expenses and changes in other non-current liabilities.

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

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In thousands)
Net sales	$3,839	$8,392
Cost of goods sold	5,295	10,176
Selling, general and administrative expenses	11	(9)
Interest expense	12	31

Loss from discontinued operations	$(1,479)	$(1,806)

3. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $1.7 million and $2.4 million at June 30, 2010, and December 31, 2009, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4. Concentration of Credit Risk

For the six months ended June 30, 2010 and 2009, 72.2% and 71.7% of the Company’s net sales, respectively, were generated by its top twenty customers. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 10.2% and 11.9% of total sales for the six months ended June 30, 2010 and 2009, respectively. All of these sales were made in North America.

The Company had $144.0 million and $113.7 million of accounts receivable from its top twenty customers as of June 30, 2010, and December 31, 2009, respectively. The Company had $28.5 million and $17.5 million of accounts receivable from PepsiCo, Inc. as of June 30, 2010, and December 31, 2009, respectively.

5. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$127,413	$130,989
Raw materials	61,080	63,713

Total	$188,493	$194,702

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

6. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives	June 30, 2010	December 31, 2009
	(in years)	(In thousands)
Land		$42,662	$39,063
Buildings and improvements	7-31.5	229,705	236,446
Machinery and equipment (1)	2-15	1,290,231	1,303,241
Molds and tooling	3-5	284,791	282,243
Furniture and fixtures	7	5,495	5,359
Computer hardware and software	3-7	41,309	40,930
Construction in progress		70,622	66,870

Property, plant and equipment		1,964,815	1,974,152
Less: accumulated depreciation and amortization		972,626	956,374

Property, plant and equipment, net		$992,189	$1,017,778

(1)	Includes longer-lived machinery and equipment of approximately $1,228.1 million and $1,230.5 million as of June 30, 2010, and December 31, 2009, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $62.1 million and $72.7 million as of June 30, 2010, and December 31, 2009, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended June 30, 2010 and 2009, was $37.1 million and $38.8 million, respectively, and for the six months ended June 30, 2010 and 2009, was $73.8 million and $75.3 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the six months ended June 30, 2010 and 2009, was $2.1 million and $1.7 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2010, and December 31, 2009.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2010, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$25,389	$(9,715)	$15,674	10 years
Customer relationships	33,290	(7,783)	25,507	16 years

Total	$58,679	$(17,498)	$41,181

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

Amortization expense for each of the three months ended June 30, 2010 and 2009, was $1.2 million, and for the six months ended June 30, 2010 and 2009, was $2.4 million and $2.5 million, respectively. Remaining estimated aggregate amortization expense for 2010 is $2.4 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2011	$ 4,700
2012	4,700
2013	4,600
2014	4,200
2015	4,000

8. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at January 1, 2010	$420,765	$16,286	$7	$437,058
Foreign currency translation adjustments	563	(2,548)	—	(1,985)

Balance at June 30, 2010	$421,328	$13,738	$7	$435,073

9. Asset Impairment Charges

The Company identified an indicator of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States for the six months ended June 30, 2010, and in Mexico and the United States for the six months ended June 30, 2009. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded in continuing operations of $0.6 million and $2.8 million for the three and six months ended June 30, 2010, respectively, and $6.5 million and $8.0 million for the three and six months ended June 30, 2009, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Accrued employee compensation and benefits	$57,929	$64,536
Accrued interest	29,488	20,395
Accrued sales allowance	20,921	22,917
Other	64,176	78,958

	$172,514	$186,806

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

11. Debt Arrangements

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Term loans (net of $15.3 million and $19.9 million unamortized discount as of June 30, 2010, and December 31, 2009, respectively)	$1,585,932	$1,781,108
Revolver	—	—
Foreign and other revolving credit facilities	5,037	3,381
Senior notes (net of $3.1 million and $3.3 million unamortized discount as of June 30, 2010, and December 31, 2009, respectively)	250,283	250,047
Senior subordinated notes	375,000	375,000
Capital leases	13,793	17,039
Other	10,753	10,288

	2,240,798	2,436,863
Less amounts classified as current (net of $4.6 million and $5.8 million unamortized discount as of June 30, 2010, and December 31, 2009, respectively)	34,638	100,657

Total	$2,206,160	$2,336,206

The Company’s credit agreement consists of a senior secured term loan of $563.1 million due October 7, 2011 (“Term Loan B”), and a senior secured term loan of $1,022.8 million ($1,038.1 million aggregate outstanding principal amount less $15.3 million unamortized discount) due April 5, 2014 (“Term Loan C” and, together with the Term Loan B, the “Term Loans”), to the Operating Company as of June 30, 2010, and a $260.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”). Availability under the Revolver as of June 30, 2010, was $249.8 million (as reduced by $10.2 million of outstanding letters of credit). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $8.1 million in the remainder of 2010, $570.7 million in 2011, $10.5 million in 2012, $10.5 million in 2013 and $1,001.4 million in 2014 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The payments of $8.1 million in the remainder of 2010 exclude the paydowns of debt in the first half of 2010 of $114.2 million using the net proceeds from the intitial public offering (“IPO”) and of $14.7 million using the net proceeds from the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

On May 28, 2009, certain of the lenders under the Term Loans agreed to extend the final maturity of $1,200.0 million of the Term Loans, conditioned on the refinancing in full of the senior notes due 2012. As a result of such refinancing in November 2009, $563.1 million of the Term Loans will mature on October 7, 2011, and the remaining $1,038.1 million will mature on April 5, 2014.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 30, 2010, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of June 30, 2010, and December 31, 2009, the Company had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), and January 1, 2017 (Senior Notes). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes is payable semi-annually at 8.25% per annum.

12. Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,598.2 million (net of $15.3 million unamortized discount) and $1,790.1 million (net of $19.9 million unamortized discount) at June 30, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,612.4 million and $1,809.8 million at June 30, 2010, and December 31, 2009, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $642.6 million (net of $3.1 million unamortized discount) and $646.8 million (net of $3.3 million unamortized discount) at June 30, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $650.4 million and $652.8 million at June 30, 2010, and December 31, 2009, respectively.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Foreign currency exchange contract	$—	$7	$—
Interest rate swap agreements	—	13,008	—

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at June 30, 2010, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company recorded impairment charges in continuing operations of $0.6 million and $2.8 million for the three and six months ended June 30, 2010, respectively, for long-lived assets in Brazil, Mexico, the United Kingdom and the United States whose carrying values exceeded fair values. The Company recorded impairment charges in continuing operations of $6.5 million and $8.0 million for the three and six months ended June 30, 2009, respectively, for long-lived assets in Mexico and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company has therefore discontinued hedge accounting for its interest rate collar and swap agreements. As a result, no change in fair value was recorded in other comprehensive income for the six months ended June 30, 2010 and 2009. Of the amount recorded within accumulated other comprehensive income (loss) as of June 30, 2010, 91% is expected to be recognized in interest expense in the next twelve months.

In 2009, the Company entered into foreign currency exchange contracts to hedge the effects of fluctuations in exchange rates on an anticipated euro-denominated purchase of equipment. The gains or losses on the derivatives were recognized in current earnings.

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contract	$1,414	$1,544

Total derivatives designated as hedges	$1,414	$1,544

Derivatives not designated as hedges:
Interest rate collar agreements	$—	$385,000
Interest rate swap agreements	350,000	350,000

Total derivatives not designated as hedges	$350,000	$735,000

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The fair values of the Company’s derivative instruments outstanding were as follows:

	Balance Sheet Location	June 30, 2010	December 31, 2009
		(In thousands)
Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Accrued expenses and other current liabilities	$7	$27

Total derivatives designated as hedges		7	27

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	—	68
Interest rate swap agreements	Accrued expenses and other current liabilities	11,840	10,466
Interest rate swap agreements	Other non-current liabilities	1,168	6,222

Total derivatives not designated as hedges		13,008	16,756

Total liability derivatives		$13,015	$16,783

The gains and losses on the Company’s derivative instruments during the three and six months ended June 30, 2010, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended June 30, 2010		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended June 30, 2010
	Three Months	Six Months		Three Months	Six Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$(21)	$(110)	Other expense (income), net	$(21)	$(110)

Total derivatives designated as hedges	$(21)	$(110)		$(21)	$(110)

				Amount of Gain or (Loss) Recognized in Income for the Period Ended June 30, 2010
				Three Months	Six Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$—	$(86)
Interest rate swap agreements			Interest expense	(2,499)	(7,027)

Total derivatives not designated as hedges				$(2,499)	$(7,113)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The gains and losses on the Company’s derivative instruments during the three and six months ended June 30, 2009, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended June 30, 2009		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended June 30, 2009
	Three Months	Six Months		Three Months	Six Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$174	$151	Other expense (income), net	$174	$151
Natural gas swap agreements	(11)	(161)	Cost of goods sold	(108)	(273)

Total derivatives designated as hedges	$163	$(10)		$66	$(122)

				Amount of Gain or (Loss) Recognized in Income for the Period Ended June 30, 2009
				Three Months	Six Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$(2,554)	$(4,203)
Interest rate swap agreements			Interest expense	666	(1,069)
Foreign currency exchange contracts			Other expense (income), net	27	84

Total derivatives not designated as hedges				$(1,861)	$(5,188)

14. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” In recording the income tax provision for the six months ended June 30, 2010, the Company separately considered one-time contract termination fees paid to affiliates, bonuses paid and other costs incurred in connection with the IPO, and a foreign exchange loss related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. The Company previously established a valuation allowance with respect to certain deferred income tax assets. During the six months ended June 30, 2010, the valuation allowance decreased by $20.0 million, primarily as a result of changes in deferred income tax assets associated with current year utilization of net operating losses.

The Company had $56.6 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of June 30, 2010. For the six months ended June 30, 2010, the Company recorded a net increase in UTB of $5.9 million, exclusive of interest and penalties. Offsetting long-term deferred income tax assets at June 30, 2010, were $14.7 million. As of June 30, 2010, the Company had recorded additional UTB of $4.9 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $7.3 million of UTB at June 30, 2010, if recognized, would impact the Company’s effective tax rate.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

15. Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $11.8 million and $24.9 million for the three and six months ended June 30, 2010, respectively, and $12.6 million and $24.7 million for the three and six months ended June 30, 2009, respectively.

Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone (defined as Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. or affiliates thereof), respectively. The Company has terminated the Monitoring Agreement and is no longer obligated to make payments. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services. See Note 19 for further discussion of the Company’s obligations under these agreements.

In connection with the IPO, on February 10, 2010, GPC entered into separate Income Tax Receivable Agreements (“ITRs”) with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with GPC Holdings, L.P., an affiliate of the Graham Family. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized (or is deemed to be realized in the case of an early termination or change in control as further described in the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) the 1998 acquisition of Holdings and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. Payments under the ITRs are not conditioned upon these parties’ continued ownership of the Company or Holdings.

The Company expects that future payments under the ITRs will aggregate to between $200.0 million and $230.0 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for GPC common stock depending on the timing and value of such exchanges. This range is based on the Company’s assumptions using various items, including valuation analysis and historical tax basis amounts. This range also includes step-ups related to the Graham Family’s exchange of 1,324,900 limited partnership units through February 18, 2010. The Company will recognize obligations based on the amount of recorded net deferred income tax assets recognized, and subject to the ITRs. Changes in the recorded net deferred income tax assets will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of June 30, 2010, the value of the ITRs obligations was $11.4 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on Holdings’ ability to make distributions. Upon the effective date of the respective ITRs, the Company recorded an initial obligation of $6.5 million, which is recognized as a reduction of additional paid-in capital. Additionally, the Company recorded $3.6 million and $4.9 million in expense related to the increase in the ITRs obligations for the three and six months ended June 30, 2010, respectively. For the six months ended June 30, 2010, no payments have been made under the ITRs.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

17. Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and six months ended June 30, 2010 and 2009, and as of June 30, 2010, and December 31, 2009, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Eliminations (a)	Total
		(In thousands)
Net sales (b) (c)	Three months ended June 30, 2010	$574,136	$54,527	$24,413	$(244)	$652,832
	Three months ended June 30, 2009	509,263	53,984	22,484	(17)	585,714
	Six months ended June 30, 2010	1,079,290	112,791	46,861	(534)	1,238,408
	Six months ended June 30, 2009	997,760	110,364	39,633	(192)	1,147,565

Operating income (loss)	Three months ended June 30, 2010	$83,844	$5,693	$1,267	$—	$90,804
	Three months ended June 30, 2009	71,746	5,762	(1,054)	—	76,454
	Six months ended June 30, 2010	106,507	13,043	3,580	—	123,130
	Six months ended June 30, 2009	125,548	15,745	(2,829)	—	138,464

Depreciation and amortization	Three months ended June 30, 2010	$33,555	$4,109	$1,408	$—	$39,072
	Three months ended June 30, 2009	34,676	4,984	1,007	—	40,667
	Six months ended June 30, 2010	66,669	8,440	2,536	—	77,645
	Six months ended June 30, 2009	67,512	9,441	2,133	—	79,086

Asset impairment charges	Three months ended June 30, 2010	$515	$—	$39	$—	$554
	Three months ended June 30, 2009	6,459	—	—	—	6,459
	Six months ended June 30, 2010	2,414	322	56	—	2,792
	Six months ended June 30, 2009	8,035	—	—	—	8,035

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Interest expense, net	Three months ended June 30, 2010	$40,654	$307	$752		$—	$41,713
	Three months ended June 30, 2009	35,989	187	760		—	36,936
	Six months ended June 30, 2010	85,123	638	1,216		—	86,977
	Six months ended June 30, 2009	74,577	558	1,275		—	76,410

Other (income) expense, net	Three months ended June 30, 2010	$(1,309)	$1,829	$(171	)(d)	$—	$349
	Three months ended June 30, 2009	(3,181)	960	(1,636)		2,880	(977)
	Six months ended June 30, 2010	(2,651)	3,352	2,511	(d)	—	3,212
	Six months ended June 30, 2009	(1,951)	785	(3,259)		2,880	(1,545)

Income tax provision (benefit)	Three months ended June 30, 2010	$5,606	$1,764	$(28)		$—	$7,342
	Three months ended June 30, 2009	3,721	1,264	1,696		—	6,681
	Six months ended June 30, 2010	8,784	3,098	206		—	12,088
	Six months ended June 30, 2009	7,091	4,399	1,125		—	12,615

Identifiable assets (b) (c) (e)	As of June 30, 2010	$811,149	$117,978	$63,062		$—	$992,189
	As of December 31, 2009	830,897	138,053	48,828		—	1,017,778

Goodwill	As of June 30, 2010	$421,328	$13,738	$7		$—	$435,073
	As of December 31, 2009	420,765	16,286	7		—	437,058

Cash paid for property, plant and equipment	Six months ended June 30, 2010	$50,269	$8,323	$17,345		$—	$75,937
	Six months ended June 30, 2009	58,335	5,688	7,777		—	71,800

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Poland	$12.6	$10.5	$26.5	$22.7
Belgium	12.6	12.7	26.8	26.7
Spain	6.9	8.3	14.2	17.5
France	7.0	5.4	14.7	11.0

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	June 30, 2010	December 31, 2009
	(In millions)
Poland	$31.0	$36.6
Belgium	27.9	31.9
Spain	19.6	23.6
France	14.3	15.1

(c)	The Company’s net sales for North America include sales in Mexico which totaled $47.0 million and $39.2 million for the three months ended June 30, 2010 and 2009, respectively, and $86.6 million and $69.5 million for the six months ended June 30, 2010 and 2009, respectively. Identifiable assets in Mexico totaled $64.4 million and $58.8 million as of June 30, 2010, and December 31, 2009, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $0.3 million gain and a $2.5 million loss in other expense for the three and six months ended June 30, 2010, respectively. Net sales for Venezuela were $1.5 million and $3.0 million for the three and six months ended June 30, 2010, respectively, and net assets for Venezuela were less than 1.0% of the Company’s total net assets as of June 30, 2010, and December 31, 2009. As the Venezuelan operations are not significant to the overall operations of the Company, future rate changes in the bolivar would not have a significant impact on the Company’s financial statements.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Food and Beverage	$407,819	$360,844	$769,752	$713,582
Household	111,084	105,626	218,008	207,153
Personal Care/Specialty	40,935	42,066	82,505	85,818
Automotive Lubricants	92,994	77,178	168,143	141,012

Total Net Sales	$652,832	$585,714	$1,238,408	$1,147,565

18. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost	$546	$564	$1,094	$1,136
Interest cost	1,585	1,505	3,176	2,996
Expected return on plan assets	(1,740)	(1,433)	(3,483)	(2,852)
Net amortization and deferral of prior service costs	396	582	790	1,173
Curtailment/special charges	—	104	—	104
Employee contributions	—	(19)	—	(37)

Net periodic pension cost	$787	$1,303	$1,577	$2,520

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $7.3 million to its pension plans in 2010. As of June 30, 2010, $2.9 million of required contributions to its pension plans has been made and the Company expects to make an additional $4.4 million of contributions in the remainder of 2010.

The Company closed its plants located in Bristol, PA and Vicksburg, MS during the fourth quarter of 2009. As a result of these closings, in January 2010, the Company made an additional $0.5 million contribution to the Bristol, PA plan, and in June 2010, an additional $0.1 million contribution to the Vicksburg, MS plan, to fully fund both plans.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company recognized $1.9 million of expense for its 401(k) plans in each of the second quarters of 2010 and 2009, and $3.7 million of expense for its 401(k) plans in each of the first halves of 2010 and 2009.

19. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.4 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.

Affiliates of both of the Graham Family and Blackstone have supplied management and advisory services to Holdings since 1998. The Company has recorded $0.3 million and $1.2 million of expense for these services for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively. Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, Holdings was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, the parties of the Monitoring Agreement agreed to terminate such agreement. These amounts paid to terminate the Monitoring Agreement are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the six months ended June 30, 2010. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to Holdings, and Holdings has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Fifth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original investment, and such services would then cease.

At June 30, 2010, the Company had loans outstanding to certain former management employees of the Company for the purchase of shares of GPC. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to a capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans. The loans and related interest, totaling $1.9 million and $1.8 million as of June 30, 2010, and December 31, 2009, respectively, are reflected in equity (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

As discussed in Note 15, in connection with the IPO, on February 10, 2010, GPC entered into separate ITRs with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with GPC Holdings, L.P., an affiliate of the Graham Family. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized (or is deemed to be realized in the case of an early termination or change in control as further described in the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) the 1998 acquisition of Holdings and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

21. Earnings Per Share

The following are reconciliations of income from continuing operations, loss from discontinued operations and net income attributable to GPC stockholders used to calculate basic and diluted earnings per share.

The following summarizes earnings per share for the three months ended June 30, 2010 (in thousands except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Net income	$37,800	$(4,264)	$33,536	$(671)	$32,865

Denominator:
Weighted average number of GPC shares outstanding (3)			62,555,962		62,555,962

			Basic		Diluted
Earnings per share:
Net income attributable to GPC stockholders			$0.54		$0.53

The following summarizes earnings per share for the three months ended June 30, 2009 (in thousands except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Income from continuing operations	$34,570	$(5,485)	$29,085	$—	$29,085
Loss from discontinued operations	(1,479)	223	(1,256)	—	(1,256)

Net income	$33,091	$(5,262)	$27,829	$—	$27,829

Denominator:
Weighted average number of GPC shares outstanding (4)			42,975,419		42,975,419

			Basic		Diluted
Earnings per share:
Income from continuing operations			$0.68		$0.68
Loss from discontinued operations			(0.03)		(0.03)

Net income attributable to GPC stockholders			$0.65		$0.65

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The following summarizes earnings per share for the six months ended June 30, 2010 (in thousands except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Net income	$13,289	$(1,974)	$11,315	$(464)	$10,851

Denominator:
Weighted average number of GPC shares outstanding (3)			57,780,042		57,780,042

			Basic		Diluted
Earnings per share:
Net income attributable to GPC stockholders			$0.20		$0.19

The following summarizes earnings per share for the six months ended June 30, 2009 (in thousands except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Income from continuing operations	$51,740	$(8,360)	$43,380	$—	$43,380
Loss from discontinued operations	(1,806)	272	(1,534)	—	(1,534)

Net income	$49,934	$(8,088)	$41,846	$—	$41,846

Denominator:
Weighted average number of GPC shares outstanding (4)			42,975,419		42,975,419

			Basic		Diluted
Earnings per share:
Income from continuing operations			$1.01		$1.01
Loss from discontinued operations			(0.04)		(0.04)

Net income attributable to GPC stockholders			$0.97		$0.97

(1)	The allocation of earnings is based on the noncontrolling interests’ relative ownership percentage.
(2)	Holdings adjustment is based on incremental earnings that would be attributable to those potentially dilutive options to purchase partnership units on an “as-if converted” basis. For the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, 722,112, 5,116,765, 722,112 and 5,116,765 potential options to purchase partnership units, respectively, have been excluded as the options are either antidilutive or as a result of the related contingencies not being met as of the reporting dates. Regarding contingencies, there are two types of options that contain contingencies: (1) those which vest and become exercisable upon the attainment of certain financial performance goals associated with a sale of Blackstone’s entire interest in the Company, and (2) those which vest and become exercisable upon Holdings’ achievement of specified earnings targets.
(3)	For each of the three and six months ended June 30, 2010, 803,088 potential options to purchase GPC common stock have been excluded as the options are antidilutive.
(4)	For the three and six months ended June 30, 2009, there were no potentially dilutive common stock equivalents outstanding regarding GPC shares. Accordingly, the number of basic and diluted weighted average shares outstanding is the same.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

Additionally, as part of the IPO, the Graham Family entered into an Exchange Agreement. Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in Holdings for shares of the Company’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Under this Exchange Agreement, through February 18, 2010, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights to exchange 1,324,900 limited partnership units of Holdings for 1,324,900 shares of the Company’s common stock. In addition, a member of former management exchanged nine units of Holdings for nine shares of the Company’s common stock. The Company has also entered into Management Exchange Agreements, which provide for similar rights to management to exchange limited partnership units of Holdings obtained on exercise of outstanding options for shares of the Company’s common stock.

On March 11, 2010, the underwriters of the IPO partially exercised their option to purchase additional shares of common stock from the Company and purchased 1,565,600 shares of registered common stock at the initial public offering price of $10.00 per share, less underwriters discount (the “Underwriters’ Allotment”). The Underwriters’ Allotment closed on March 16, 2010.

Changes in equity (deficit) for the six months ended June 30, 2010 and 2009, are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-In	Retained Earnings	Notes and Interest Receivable for Ownership	Accumulated Other Comprehensive	Graham Packaging Company Inc. Stockholders’ Equity	Non- Controlling	Equity
	Shares	Amount	Capital	(Deficit)	Interests	Income (Loss)	(Deficit)	Interests	(Deficit)
Consolidated balance at January 1, 2010	42,998,786	$430	$297,470	$(1,032,887)	$(6,353)	$(31,123)	$(772,463)	$9,349	$(763,114)
Net income	—	—	—	11,315	—	—	11,315	1,974	13,289
Other comprehensive loss	—	—	—	—	—	(17,803)	(17,803)	(1,768)	(19,571)
Stock compensation expense	—	—	585	—	—	—	585	71	656
Interest on notes receivable	—	—	—	—	(151)	—	(151)	—	(151)
Net proceeds from issuance of common stock	18,232,267	183	162,975	—	—	—	163,158	—	163,158
Common stock issued under exchange agreements	1,324,909	13	50	857	—	2,393	3,313	(3,313)	—
Initial obligations under income tax receivable agreements	—	—	(6,500)	—	—	—	(6,500)	—	(6,500)

Consolidated balance at June 30, 2010	62,555,962	$626	$454,580	$(1,020,715)	$(6,504)	$(46,533)	$(618,546)	$6,313	$(612,233)

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

	Common Stock		Additional Paid-In	Retained Earnings	Notes and Interest Receivable for Ownership	Accumulated Other Comprehensive	Graham Packaging Company Inc. Stockholders’ Equity	Non- Controlling	Equity
	Shares	Amount	Capital	(Deficit)	Interests	Income (Loss)	(Deficit)	Interests	(Deficit)
Consolidated balance at January 1, 2009	42,975,419	$430	$296,650	$(1,043,966)	$(6,292)	$(65,204)	$(818,382)	$—	$(818,382)
Net income	—	—	—	41,846	—	—	41,846	8,088	49,934
Other comprehensive income	—	—	—	—	—	8,262	8,262	1,464	9,726
Stock compensation expense	—	—	346	—	—	—	346	61	407
Purchase of ownership interests	—	—	—	—	(89)	—	(89)	—	(89)
Interest on notes receivable	—	—	—	—	(63)	—	(63)	—	(63)

Consolidated balance at June 30, 2009	42,975,419	$430	$296,996	$(1,002,120)	$(6,444)	$(56,942)	$(768,080)	$9,613	$(758,467)

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

A summary of the changes in the unit options outstanding under the option plans for the six months ended June 30, 2010, is as follows:

	Units Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	4,813,115	$8.35
Granted	—	—
Exercised	—	—
Forfeited	(199,916)	7.61

Outstanding at June 30, 2010	4,613,199	$8.39	6.7	$15.4

Vested or expected to vest	3,836,259	$8.60	6.4	$12.0
Exercisable at June 30, 2010	3,178,807	$8.68	6.3	$9.6

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

A summary of the changes in the stock options outstanding under the option plans for the six months ended June 30, 2010, is as follows:

	Common Stock Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	—	$—
Granted (1)	881,363	10.09
Exercised	—	—
Forfeited	(78,275)	10.00

Outstanding at June 30, 2010	803,088	$10.10	9.6	$1.4

Vested or expected to vest	803,088	$10.10	9.6	$1.4
Exercisable at June 30, 2010	—	$—	—	$—

(1)	In the first six months of 2010, in conjunction with the IPO, the Company granted options to certain management members to purchase 841,363 shares of common stock. Subsequently, the Company granted options to a certain management member to purchase 40,000 shares of common stock. As a result, the Company will incur incremental compensation expense of approximately $2.2 million over the four-year vesting period of the options. The incremental expense recorded during the six months ended June 30, 2010, was $0.2 million.

24. Subsequent Event

On July 1, 2010, the Company acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $25 million. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers. In 2009, China Roots’ sales were approximately $16.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Company Inc. (“GPC”) for the fiscal year ended December 31, 2009. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Report on Form 10-Q in the context of these risks and uncertainties.

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

As of June 30, 2010, we operated a network of 82 manufacturing facilities throughout North America, Europe and South America. We are organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

As of June 30, 2010, we operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of three new plants in Brazil and one new plant in Mexico.

For the six months ended June 30, 2010, 72.2% of our net sales were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, Inc., our largest customer, were 10.2% and 11.9% of total sales for the six months ended June 30, 2010 and 2009, respectively. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PET	$0.81	$0.73	$0.81	$0.70
HDPE	$0.84	$0.65	$0.84	$0.62

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

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(Dollars in millions)
North America	$573.9	87.9%	$509.2	86.9%	$1,078.8	87.1%	$997.6	86.9%
Europe	54.5	8.4	54.0	9.2	112.8	9.1	110.4	9.6
South America	24.4	3.7	22.5	3.9	46.8	3.8	39.6	3.5

Total Net Sales	$652.8	100.0%	$585.7	100.0%	$1,238.4	100.0%	$1,147.6	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(Dollars in millions)
Food and Beverage	$407.8	62.5%	$360.8	61.6%	$769.8	62.1%	$713.6	62.2%
Household	111.1	17.0	105.6	18.0	218.0	17.6	207.2	18.0
Personal Care/Specialty	40.9	6.3	42.1	7.2	82.5	6.7	85.8	7.5
Automotive Lubricants	93.0	14.2	77.2	13.2	168.1	13.6	141.0	12.3

Total Net Sales	$652.8	100.0%	$585.7	100.0%	$1,238.4	100.0%	$1,147.6	100.0%

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended June 30,		Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in millions)
Net sales	$652.8	$585.7	$67.1	11.5%
Cost of goods sold	532.2	473.0	59.2	12.5

Gross profit (1)	120.6	112.7	7.9	7.0
% of net sales (2)	18.5%	19.2%
Selling, general and administrative expenses (1)	28.4	29.0	(0.6)	(2.1)
% of net sales (2)	4.4%	5.0%
Asset impairment charges	0.6	6.4	(5.8)	(90.6)
Net loss on disposal of property, plant and equipment	0.8	0.8	—	—

Operating income	90.8	76.5	14.3	18.7
% of net sales (2)	13.9%	13.1%
Interest expense	41.9	37.2	4.7	12.6
Interest income	(0.2)	(0.2)	—	—
Net gain on debt extinguishment	—	(0.8)	0.8	100.0
Increase in income tax receivable obligations	3.6	—	3.6	>100.0
Other expense (income), net	0.4	(1.0)	1.4	>100.0
Income tax provision	7.3	6.7	0.6	9.0

Income from continuing operations	37.8	34.6	3.2	9.2
Loss from discontinued operations	—	(1.5)	1.5	100.0

Net income	37.8	33.1	4.7	14.2
Net income attributable to noncontrolling interests	4.3	5.3	(1.0)	(18.9)

Net income attributable to our stockholders	$33.5	$27.8	$5.7	20.5%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.73 to $0.81 and the average market price per pound of HDPE in the U.S. increased from $0.65 to $0.84.

Higher unit volume increased sales by approximately $35.1 million and the favorable impact of exchange rates increased sales by $0.3 million. The remaining $31.7 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 7.5%.

On an operating segment basis, sales for the three months ended June 30, 2010, in North America increased $64.7 million, or 12.7%, from the three months ended June 30, 2009. Higher unit volume increased sales by approximately $31.8 million and the favorable impact of exchange rates increased sales by $3.3 million. The remaining $29.6 million increase was largely driven by higher resin costs mentioned above, partially offset by net price reductions. North American sales in the food and beverage, household and automotive lubricants product categories contributed $46.2 million, $4.8 million and $13.8 million, respectively, to the increase, while the personal care/specialty product category decreased by $0.1 million. Container units sold in North America increased in the food and beverage, household and personal care/specialty product categories by 14.2%, 4.1% and 3.2%, respectively, and decreased in the automotive lubricants product category by 3.9%.

Sales for the three months ended June 30, 2010, in Europe increased $0.5 million, or 0.9%, from the three months ended June 30, 2009. The increase in sales was primarily due to higher resin costs, partially offset by the unfavorable impact of exchange rates of $2.1 million.

Sales for the three months ended June 30, 2010, in South America increased $1.9 million, or 8.4%, from the three months ended June 30, 2009. The increase in sales was primarily due to an increase in unit volume of approximately $1.6 million and price increases.

Gross Profit. Gross profit for the three months ended June 30, 2010, increased in North America by $5.3 million, decreased in Europe by $0.2 million and increased in South America by $2.8 million, when compared to the three months ended June 30, 2009. Higher unit volume contributed $8.1 million to the increase. The remaining decrease of $0.2 million resulted from net price reductions referred to above, partially offset by ongoing productivity initiatives.

Selling, General and Administrative Expenses. The decrease was primarily due to a decrease in advisory service fees of $1.0 million.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in Brazil, Mexico and the United States for the three months ended June 30, 2010, and in Mexico and the United States for the three months ended June 30, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $0.6 million and $6.4 million for the three months ended June 30, 2010 and 2009, respectively.

Interest Expense. The increase was primarily due to the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin, partially offset by lower debt levels in 2010. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension.

Net Gain on Debt Extinguishment. On May 28, 2009, we amended our senior secured credit agreement (the “Credit Agreement”) and determined the amendment should be recorded as an extinguishment of debt in accordance with ASC 470-50-40, “Modifications and Extinguishments.” As a result, we recorded a net gain on debt extinguishment of $0.8 million for the three months ended June 30, 2009.

Increase in Income Tax Receivable Obligations. We recognized $3.6 million of expense related to the change in the deferred tax assets subject to the Income Tax Receivable Agreements (“ITRs”) for the three months ended June 30, 2010. See “—Contractual Obligations and Commitments” for a more detailed description of the ITRs.

Other Expense (Income), Net. Other expense (income), net predominantly included net foreign exchange gains and losses for the three months ended June 30, 2010 and 2009.

Income Tax Provision. The increase primarily resulted from changes to deferred tax liabilities that cannot be offset by net operating losses, partially offset by a prior year valuation allowance adjustment in our Brazilian subsidiary and a refund of income taxes withheld on prior year dividends from our Spanish subsidiary.

Net Income Attributable to Noncontrolling Interests. We allocate earnings and losses of Graham Packaging Holdings Company (“Holdings”) to the noncontrolling interests based on the noncontrolling interests’ relative unit ownership percentage.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Six Months Ended June 30,		Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in millions)
Net sales	$1,238.4	$1,147.6	$90.8	7.9%
Cost of goods sold	1,015.5	941.3	74.2	7.9

Gross profit (1)	222.9	206.3	16.6	8.0
% of net sales (2)	18.0%	18.0%
Selling, general and administrative expenses (1)	95.9	57.5	38.4	66.8
% of net sales (2)	7.7%	5.0%
Asset impairment charges	2.8	8.0	(5.2)	(65.0)
Net loss on disposal of property, plant and equipment	1.0	2.3	(1.3)	(56.5)

Operating income	123.2	138.5	(15.3)	(11.0)
% of net sales (2)	9.9%	12.1%
Interest expense	87.3	76.9	10.4	13.5
Interest income	(0.3)	(0.5)	0.2	40.0
Net loss (gain) on debt extinguishment	2.7	(0.8)	3.5	>100.0
Increase in income tax receivable obligations	4.9	—	4.9	>100.0
Other expense (income), net	3.2	(1.5)	4.7	>100.0
Income tax provision	12.1	12.7	(0.6)	(4.7)

Income from continuing operations	13.3	51.7	(38.4)	(74.3)
Loss from discontinued operations	—	(1.8)	1.8	100.0

Net income	13.3	49.9	(36.6)	(73.3)
Net income attributable to noncontrolling interests	2.0	8.1	(6.1)	(75.3)

Net income attributable to our stockholders	$11.3	$41.8	$(30.5)	(73.0)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.70 to $0.81 and the average market price per pound of HDPE in the U.S. increased from $0.62 to $0.84.

Higher unit volume increased sales by approximately $42.1 million and the favorable impact of exchange rates increased sales by $10.7 million. The remaining $38.0 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 5.1%.

On an operating segment basis, sales for the six months ended June 30, 2010, in North America increased $81.2 million, or 8.1%, from the six months ended June 30, 2009. Higher unit volume increased sales by approximately $38.3 million and the favorable impact of exchange rates increased sales by $8.3 million. The remaining $34.6 million increase was largely driven by higher resin costs mentioned above, partially offset by net price reductions. North American sales in the food and beverage, household and automotive lubricants product categories contributed $52.4 million, $8.7 million and $21.4 million, respectively, to the increase, while the personal care/specialty product category decreased by $1.3 million. Container units sold in North America increased in the food and beverage, household and personal care/specialty product categories by 10.7%, 4.6% and 1.3%, respectively, and decreased in the automotive lubricants product category by 2.7%.

Sales for the six months ended June 30, 2010, in Europe increased $2.4 million, or 2.2%, from the six months ended June 30, 2009. The favorable impact of exchange rates increased sales by $2.9 million and was partially offset by lower resin costs and net price reductions.

Sales for the six months ended June 30, 2010, in South America increased $7.2 million, or 18.2%, from the six months ended June 30, 2009. The increase in sales was primarily due to an increase in unit volume of approximately $3.5 million and price increases.

Gross Profit. Gross profit for the six months ended June 30, 2010, increased in North America by $12.2 million, decreased in Europe by $2.8 million and increased in South America by $7.2 million, when compared to the six months ended June 30, 2009. An increase in unit volume contributed $11.5 million to the increase. The remaining increase of $5.1 million resulted from ongoing productivity initiatives, slightly offset by net price reductions referred to above.

Selling, General and Administrative Expenses. The increase was primarily due to a one-time fee of $35.0 million to affiliates of the Graham Family and Blackstone to terminate the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), bonuses paid in connection with the initial public offering (“IPO”) of $3.5 million and other costs incurred in connection with the IPO of $0.9 million, partially offset by a decrease in compensation-related expenses of $1.6 million, a decrease in advisory service fees of $1.6 million and ongoing expense reduction efforts.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States for the six months ended June 30, 2010, and in Mexico and the United States for the six months ended June 30, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $2.8 million and $8.0 million for the six months ended June 30, 2010 and 2009, respectively.

Interest Expense. The increase was primarily due to the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin, partially offset by lower debt levels in 2010. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension.

Net Loss (Gain) on Debt Extinguishment. We made principal payments against the Credit Agreement of $114.2 million in February 2010 using the net proceeds from our IPO and of $14.7 million in March 2010 using the net proceeds from the sale of additional shares following our IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010, resulting in a net loss on debt extinguishment of $2.7 million for the six months ended June 30, 2010. On May 28, 2009, we amended the Credit Agreement and determined the amendment should be recorded as an extinguishment of debt in accordance with ASC 470-50-40, “Modifications and Extinguishments.” As a result, we recorded a net gain on debt extinguishment of $0.8 million for the six months ended June 30, 2009.

Increase in Income Tax Receivable Obligations. We recognized $4.9 million of expense related to the change in the deferred tax assets subject to the Income Tax Receivable Agreements (“ITRs”) for the six months ended June 30, 2010. This amount reflects the change from February 17, 2010, the date the ITRs were signed, through June 30, 2010. See “—Contractual Obligations and Commitments” for a more detailed description of the ITRs.

Other Expense (Income), Net. Other expense (income), net predominantly included net foreign exchange gains and losses for the six months ended June 30, 2010 and 2009. Other expense, net for the six months ended June 30, 2010, included a loss of $2.5 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Income Tax Provision. The decrease primarily resulted from decreased profitability in our major foreign taxpaying subsidiaries, a prior year valuation allowance adjustment in our Brazilian subsidiary and changes in income taxes withheld on foreign dividends, partially offset by changes in unrecogized tax benefits of foreign subsidiaries and changes to deferred tax liabilities that cannot be offset by net operating losses.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $1.4 million and $1.5 million outstanding as of June 30, 2010, and December 31, 2009, respectively. Included in other expense (income), net were foreign exchange losses of $0.3 million and foreign exchange gains of $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and foreign exchange losses of $3.2 million, including a loss of $2.5 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, and foreign exchange gains of $1.7 million for the six months ended June 30, 2010 and 2009, respectively. Net sales for our Venezuelan subsidiary were $3.0 million for the six months ended June 30, 2010.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of equity (deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations decreased comprehensive income by $22.8 million and increased comprehensive income by $28.1 million for the three months ended June 30, 2010 and 2009, respectively, and decreased comprehensive income by $24.5 million and increased comprehensive income by $4.9 million for the six months ended June 30, 2010 and 2009, respectively.

Derivatives

During the first quarter of 2009, we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of our interest rate collar agreements. We have therefore discontinued hedge accounting for our interest rate collar and swap agreements. As a result, no change in fair value was recorded in other comprehensive income for the six months ended June 30, 2010 and 2009. Of the amount recorded within accumulated other comprehensive income (loss) as of June 30, 2010, 91% is expected to be recognized in interest expense in the next twelve months.

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

Liquidity and Capital Resources

In the six months ended June 30, 2010, we generated $99.2 million of cash flow from operations and $165.6 million of net proceeds from the IPO, and funded $75.7 million of investing activities and $198.6 million of other financing activities, resulting in a net use of cash of $11.7 million. The cash generated from operating activities came primarily from our net income adjusted for non-cash items, partially offset by an increase in working capital.

The increase in working capital was due to an increase in accounts receivable resulting from higher resin costs and higher sales in June 2010 compared to December 2009, partially offset by an increase in accounts payable also resulting from the higher resin costs.

Cash paid for property, plant and equipment for the six months ended June 30, 2010, was $75.9 million. Our largest capital spending in the first six months of 2010 included the installation of a new bottle line for a large beverage customer at our new on-site facility in Mexico, additional machinery and equipment at our new on-site facility for a large household customer in Missouri, and increasing production capacity through plant infrastructure improvements and machine upgrades in South America to better service a large automotive customer.

Cash used in financing activities included the paydown of the Term Loans (as defined herein) using the net proceeds from our IPO and subsequent sale of shares following our IPO of $162.6 million, including $3.0 million of expenses paid in the fourth quarter of 2009. In addition, $62.5 million was repaid on the Term Loans as an excess cash flow payment required by the Credit Agreement and $8.3 million was repaid on the Term Loans for regular amortization.

Our Credit Agreement consists of a senior secured term loan of $563.1 million due October 7, 2011 (“Term Loan B”), and a senior secured term loan of $1,022.8 million ($1,038.1 million aggregate outstanding principal amount less $15.3 million unamortized discount) due April 5, 2014 (“Term Loan C” and, together with the Term Loan B, the “Term Loans”), to Graham Packaging Company, L.P. (the “Operating Company”), a wholly-owned subsidiary of Holdings, which is a 90.9%-owned subsidiary of the Company, as of June 30, 2010, and a $260.0 million senior secured revolving credit facility (the “Revolver”). Availability under the Revolver as of June 30, 2010, was $249.8 million (as reduced by $10.2 million of outstanding letters of credit). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $8.1 million in the remainder of 2010, $570.7 million in 2011, $10.5 million in 2012, $10.5 million in 2013 and $1,001.4 million in 2014 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The payments of $8.1 million in the remainder of 2010 exclude the paydowns of debt in the first half of 2010 of $114.2 million using the net proceeds from our IPO and of $14.7 million using the net proceeds from the sale of additional shares following our IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

On May 28, 2009, certain of the lenders under our Term Loans agreed to extend the final maturity of $1,200.0 million of the Term Loans, conditioned on the refinancing in full of our senior notes due 2012. As a result of such refinancing in November 2009, $563.1 million of the Term Loans will mature on October 7, 2011, and the remaining $1,038.1 million will mature on April 5, 2014.

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

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter. As of June 30, 2010, we were in compliance with all covenants in the Credit Agreement.

We expect to fund scheduled debt repayments in 2010 from cash flow from operations. It is our intention to refinance in 2010, or 2011, the Term Loan B maturing in 2011. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

As of June 30, 2010, we had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), and January 1, 2017 (Senior Notes). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes is payable semi-annually at 8.25% per annum. In connection with the issuance of the Senior Notes, we entered into a registration rights agreement, under which we agreed to register with the Securities and Exchange Commission (“SEC”) notes having substantially identical terms as part of an offer to exchange freely tradable exchange notes for the Senior Notes. In addition, we agreed to use our reasonable best efforts to cause each exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, before November 24, 2010. If we fail to meet this target (a “registration default”), the annual interest rate on the notes will increase by 0.25%. The annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the applicable interest rate on the Senior Notes will revert to the original level. Accordingly, on July 2, 2010, Holdings filed a registration statement on Form S-4 to register the Senior Notes with the SEC.

As of June 30, 2010, our total indebtedness was $2,240.8 million, net of $18.4 million unamortized discount, and our indebtedness net of cash was $2,104.7 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) is applied on an annual basis to pay down the Term Loans. As of June 30, 2010, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of income (loss) from continuing operations to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,		Four Quarters Ended June 30,
	2010	2009	2010	2009	2010
	(In millions)
Income (loss) from continuing operations	$37.8	$34.6	$13.3	$51.7	$(14.7)
Interest income	(0.2)	(0.3)	(0.3)	(0.5)	(0.9)
Interest expense	41.9	37.2	87.3	76.9	187.2
Income tax provision	7.3	6.7	12.1	12.6	26.5
Depreciation and amortization	39.1	40.7	77.6	79.1	157.2

EBITDA	$125.9	$118.9	$190.0	$219.8	$355.3

Reconciliation of EBITDA to covenant compliance EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,		Four Quarters Ended June 30,
	2010	2009	2010	2009	2010
	(In millions)
EBITDA	$125.9	$118.9	$190.0	$219.8	$355.3
Asset impairment charges	0.6	6.5	2.8	8.0	36.6
Increase in income tax receivable obligations	3.6	—	4.9	—	4.9
Other non-cash charges (a)	1.2	1.0	1.7	2.7	6.3
Fees related to monitoring agreements (b)	0.2	1.2	0.9	2.5	3.4
Net (gain) loss on debt extinguishment	—	(0.8)	2.7	(0.8)	12.1
Contract termination fee and IPO-related expenses (c)	0.4	—	39.4	—	39.6
Venezuelan hyper-inflationary accounting	(0.3)	—	2.5	—	2.5
Reorganization and other costs (d)	2.1	3.4	4.3	5.4	13.2
Other administrative expenses (e)	—	—	—	0.1	—

Adjusted EBITDA (f)	133.7	130.2	249.2	237.7	473.9
Project startup costs (g)	3.4	3.4	5.8	7.0	10.8
Other administrative expenses (h)	0.3	—	0.3	—	1.2

Covenant compliance EBITDA	$137.4	$133.6	$255.3	$244.7	$485.9

(a)	Represents the net loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement.

(c)	Represents costs related to the termination of the Monitoring Agreement, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to plant closures, employee severance and other costs defined in the Credit Agreement.
(e)	Represents administrative expenses incurred by us and paid by Blackstone on our behalf.
(f)	We use adjusted EBITDA as one factor in the setting of incentive compensation.
(g)	Represents costs associated with startups of manufacturing lines to produce new products.
(h)	Represents administrative expenses specific to GPC which are excluded from the computation of covenant compliance EBITDA.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended June 30, 2010, the Operating Company’s covenant compliance EBITDA was $485.9 million and the senior secured debt to covenant compliance EBITDA ratio was 3.1x. Given the level of senior secured debt as of June 30, 2010, the Operating Company’s covenant compliance EBITDA could have fallen by $214.1 million to $271.8 million for the four quarters ended June 30, 2010, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.6x for the four quarters ended June 30, 2010.

We define free cash flow as cash flow from operations, less cash paid for property, plant and equipment, as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$99,202	$218,128
Cash paid for property, plant and equipment	(75,937)	(71,800)
Debt issuance fees	(648)	(9,570)
Contract termination fee and IPO-related expenses	39,363	—

Free cash flow	$61,980	$136,758

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

Income Tax Receivable Agreements

In connection with the IPO, GPC entered into ITRs which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family in an amount equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further described in the ITRs) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and current and future exchanges of limited partnership units by the Graham Family pursuant to the Exchange Agreement, and (iii) other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. As of June 30, 2010, the value of the ITRs obligations was $11.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation
S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At June 30, 2010, and December 31, 2009, we had sold $16.4 million and $15.7 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for information regarding new accounting pronouncements.

Subsequent Event

On July 1, 2010, we acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $25 million. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers. In 2009, China Roots’ sales were approximately $16.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2009.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,598.2 million (net of $15.3 million unamortized discount) and $1,790.1 million (net of $19.9 million unamortized discount) at June 30, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,612.4 million and $1,809.8 million at June 30, 2010, and December 31, 2009, respectively. Our fixed-rate debt, including $253.4 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $642.6 million (net of $3.1 million unamortized discount) and $646.8 million (net of $3.3 million unamortized discount) at June 30, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $650.4 million and $652.8 million at June 30, 2010, and December 31, 2009, respectively.

Based on the outstanding amount of our variable-rate indebtedness at June 30, 2010, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $5.8 million, excluding the impact of our interest rate swap agreements at June 30, 2010.

Derivatives

The following table presents information for our interest rate collar agreements, interest rate swap agreements and foreign currency exchange contract. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	June 30, 2010	December 31, 2009
	(In thousands)
Interest rate collar agreements:
Notional amount	$—	$385,000
Fair value – liability	—	(68)
Interest rate swap agreements:
Notional amount	350,000	350,000
Fair value – liability	(13,008)	(16,688)
Foreign currency exchange contract:
Notional amount	1,414	1,544
Fair value – liability	(7)	(27)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 16 of the Notes to Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

The agreements and other documents filed as exhibits to this quarterly report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

3.2	Amended and Restated By-Laws of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Amendment to Employment Agreement, dated as of February 11, 2010, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 1, 2010 (File No. 001-34621)).

10.2	Graham Packaging Company Inc. Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement of Graham Packaging Company Inc. on Form S-8 filed by Graham Packaging Company Inc. on June 22, 2010 (File No. 333-167673)).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2010

GRAHAM PACKAGING COMPANY INC.
(Registrant)

By:	/s/ DAVID W. BULLOCK
David W. Bullock
Chief Financial Officer

By:	/s/ WILLIAM E. HENNESSEY
William E. Hennessey
Vice President, Corporate Controller and Treasurer

EXHIBIT LIST

The agreements and other documents filed as exhibits to this quarterly report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

3.2	Amended and Restated By-Laws of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Amendment to Employment Agreement, dated as of February 11, 2010, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 1, 2010 (File No. 001-34621)).

10.2	Graham Packaging Company Inc. Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement of Graham Packaging Company Inc. on Form S-8 filed by Graham Packaging Company Inc. on June 22, 2010 (File No. 333-167673)).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.