Form 10-K
period 2010-12-31
Graham Packaging Co Inc.
filed 2011-02-24
CIK 1478085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,    Yes  ☒    No  ☐.

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 30, 2010, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $218.2 million.

As of February 18, 2011, the registrant had outstanding 65,614,188 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Graham Packaging Company Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2011 annual meeting of stockholders of Graham Packaging Company Inc. (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

GRAHAM PACKAGING COMPANY INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Important factors that could cause actual results to differ materially from the Company’s expectations include, without limitation:

•	our ability to successfully integrate the Liquid Entities’ (as defined herein) business into ours;

•	our ability to successfully achieve estimated future cost savings expected to be realized from the Liquid Acquisition (as defined herein) or future acquisitions;

•	increased competition in the Company’s industry which could lead to a decline in prices of plastic packaging;

•	the Company’s ability to develop product innovations and improve its production technology and expertise;

•	infringement of the Company’s proprietary technology;

•	the Company’s dependence on significant customers and the risk of loss of any of those customers;

•	customers not purchasing amounts under requirements contracts that meet the Company’s expectations;

•	the Company’s exposure to fluctuations in resin prices and its dependence on resin supplies;

•	risks associated with the Company’s international operations;

•	the Company’s recovery of the carrying value of its long-lived assets;

•	the Company’s realization of the carrying value and the potential impairment of its goodwill and other identifiable intangible assets;

•	the Company’s dependence on key management and the material adverse effect that could result from the loss of their services;

•	the Company’s ability to successfully integrate its business with those of other businesses that it may acquire;

•	risks associated with a significant portion of the Company’s employees being covered by collective bargaining agreements;

•	the Company’s dependence on additional blow molding equipment in order to be able to expand its operations;

•	risks associated with environmental regulation and liabilities;

•	risks associated with being deemed an “investment company” under the 1940 Act, as a result of the Company’s ownership of Holdings (as defined herein);

•	payments to the Graham Family (as defined herein) and the Company’s pre-initial public offering stockholders for certain tax benefits the Company may claim;

•	the Company is dependent on distributions from Holdings to pay dividends, taxes and make payments under the income tax receivable agreements;

•	the possibility that the interests of Blackstone (as defined herein) will conflict with the Company’s interests;

•	the Company’s indebtedness, which could adversely affect its cash flow and its ability to operate and grow its business;

•	that despite its current levels of indebtedness, the Company may incur additional debt in the future, which could increase the risks associated with its leverage;

•	the terms of the Company’s debt instruments, which restrict the manner in which the Company conducts its business and may limit its ability to implement elements of its business strategy;

•	the inability to renew or replace the Company’s debt facilities on favorable terms or at all; and

•

the acquisition of voting power in the Company greater than the voting power owned by Blackstone may trigger an event of default under the Company’s Credit Agreement (as defined herein) and change of control purchase obligation under its notes.

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

All brand names and trademarks appearing in this annual report are the property of their respective holders.

PART I

Item 1.	Business

Unless the context otherwise requires, references to the “Company,” “GPC,” “we,” “our” or “us” refer to Graham Packaging Company Inc. (formerly known as BMP/Graham Holdings Corporation) and its subsidiaries (including Graham Packaging Holdings Company). GPC is a public company with common stock listed on the New York Stock Exchange and traded under the symbol “GRM.” References to “Holdings” refer to Graham Packaging Holdings Company, a subsidiary of GPC, and references to the “Operating Company” refer to Graham Packaging Company, L.P., a wholly-owned subsidiary of Holdings. References to “Blackstone” refer to Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. and their affiliates. References to the “Graham Family” refer to Graham Capital Company, GPC Investments, LLC, Graham Alternative Investment Partners I, LP, Graham Engineering Corporation or affiliates thereof or other entities controlled by Donald C. Graham and his family.

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

The Company focuses on the sale of value-added, custom plastic packaging products principally to large, multinational companies in the food and beverage, household, personal care/specialty and automotive lubricants product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

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

GPC was incorporated in Delaware under the name “BMP/Graham Holdings Corporation” on November 5, 1997. GPC is a holding company whose only material assets are the direct ownership of 1) a limited partnership interest in Holdings of 88.0%, and 2) 100% of the limited liability company interests of BCP/Graham Holdings L.L.C. (“BCP”), which holds a 2.9% general partnership interest in Holdings. GPC changed its name to “Graham Packaging Company Inc.” on December 10, 2009. GPC completed the initial public offering of its common stock on February 17, 2010, in which it issued 16,666,667 common shares, and subsequently issued 1,565,600 common shares on March 16, 2010, at the initial public offering price of $10.00 per share, less underwriters discount and expenses. GPC’s common stock is listed on the New York Stock Exchange and is traded under the symbol “GRM.”

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

The Company is organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. Each operating segment includes four major product categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants.

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

The Company believes it has number one market share positions in North America for hot-fill juices, sports drinks/isotonics, yogurt drinks, liquid fabric care, dish detergents, hair care, skin care and certain other products. For the year ended December 31, 2010, approximately 90% of its net sales were realized in these product categories. The Company does not participate in markets where technology is not a differentiating factor, such as the carbonated soft drink or bottled water markets.

The Company’s value-added products are supported by more than 1,000 issued or pending patents. The Company strives to provide the highest quality products and services to its customers, while remaining focused on operational excellence and continuous improvement. These priorities help to reduce its customers’ costs, while also maximizing its financial performance and cash flow. As of December 31, 2010, the Company had a network of 98 manufacturing facilities through which it supplies its customers. Approximately one-third of these manufacturing facilities are located on-site at its customers’ plants. The vast majority of its sales are made pursuant to long-term customer contracts that include the pass-through of the cost of plastic resin, as well as mechanisms for the pass-through of certain other manufacturing costs.

Collectively, the Company’s product portfolio, technologies, end markets and operations all contribute to its industry-leading margins and strong cash flow.

Acquisitions

On September 23, 2010, the Company acquired the Liquid Entities (as defined below) from each of the limited partners (the “Liquid Limited Partners”) of Liquid Container L.P. (currently known as “Graham Packaging LC, L.P.”) (“Liquid L.P.”) and each of the stockholders (the “Stockholders”) of (i) Liquid Container Inc. (“Liquid”), a Delaware corporation, (ii) CPG-L Holdings, Inc. (“CPG”), a Delaware corporation, and (iii) WCK-L Holdings, Inc. (“WCK” and, together with Liquid and CPG, the “Liquid General Partners”), a Delaware corporation. Liquid L.P. and the Liquid General Partners are collectively referred to as the “Liquid Entities.” The Company purchased all the shares from the Stockholders and all of the limited partnership units from the Liquid Limited Partners (collectively, the “Liquid Acquisition”) for approximately $564.3 million, subject to a potential working capital adjustment, which could be material.

The Liquid Acquisition represents a strategically important acquisition for the Company. The Liquid Entities are custom blow molded plastic container manufacturers based in West Chicago, Illinois, that primarily service food and household product categories. In the food product category, the Liquid Entities produce packaging for peanut butter, mayonnaise, coffee, creamer, cooking oil, nuts, instant drink mixes and other food items. The household product category consists of containers for bleach, laundry detergent, spray cleaners, automotive cleaning products, drain cleaners and other consumer-based household products. The Liquid Entities utilize high density polyethylene (“HDPE”), polyethylene teraphthalate (“PET”) and polypropylene (“PP”) resins to manufacture their containers. The Liquid Entities employ approximately 1,000 employees in their 14 non-union plants located across the United States. Seven of the plants are “near sites,” operating within a few miles of their customers’ production facilities.

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

The Company’s largest customers in the food and beverage product category include, in alphabetical order: Abbott Laboratories (“Abbott”), Arizona Beverages Company, LLC (“Arizona”), Clement Pappas & Co., Inc. (“Clement Pappas”), Clorox Products Manufacturing Company (“Clorox”), Coca-Cola North America (“Coca-Cola”), Conopco Inc. (“Unilever”), Group Danone (“Danone”), H.J. Heinz Company (“Heinz”), Knouse Foods Cooperative, Inc. (“Knouse”), Ocean Spray Cranberries, Inc. (“Ocean Spray”), PepsiCo, Inc. (“PepsiCo”), The Quaker Oats Company (“Gatorade”), Tropicana Products, Inc. (“Tropicana”) and Welch Foods, Inc. (“Welch’s”). For the years ended December 31, 2010, 2009 and 2008, the Company generated approximately 63.2%, 61.0% and 61.0%, respectively, of its net sales from food and beverage containers.

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

The Company’s largest customers in the household product category include, in alphabetical order: Church & Dwight Co., Inc. (“Church & Dwight”), Clorox, Dial Corporation (“Dial,” a division of Henkel), The Proctor & Gamble Company (“Proctor & Gamble”), Sun Products Corporation (“Sun Products”) and Unilever. For the years ended December 31, 2010, 2009 and 2008, the Company generated approximately 17.6%, 18.6% and 19.2%, respectively, of its net sales from household containers.

Personal Care/Specialty. In the personal care/specialty product category, the Company is a supplier of plastic containers for products such as hair care, skin care and oral care. The Company’s product design, technology development and decorating capabilities help its customers build brand awareness for their products through unique, and frequently changing, packaging design.

The Company’s largest customers in the personal care/specialty product category include, in alphabetical order: Johnson & Johnson Consumer Companies, Inc. and Proctor & Gamble. For the years ended December 31, 2010, 2009 and 2008, the Company generated approximately 6.5%, 7.6% and 7.3%, respectively, of its net sales from personal care/specialty containers.

Automotive Lubricants. Management believes, based on internal estimates, that the Company is the leading supplier of plastic motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries. Management believes the Company had a market share in 2010 of 70% of the single-quart motor oil and 81% of the multi-quart motor oil markets.

The Company’s largest customers in the automotive lubricants product category include, in alphabetical order: Ashland, Inc. (“Ashland,” producer of Valvoline motor oil), BP Lubricants USA, Inc. (“BP Lubricants,” an affiliated company of BP PLC, producer of Castrol motor oil), ExxonMobil Corporation (“ExxonMobil”) and Shell Oil Products US (“Shell,” producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2010, 2009 and 2008, the Company generated approximately 12.7%, 12.8% and 12.5%, respectively, of its net sales from automotive lubricants containers.

Additional information regarding operating segments and product categories is provided in Note 24 of the Notes to Consolidated Financial Statements in this Report.

Raw Materials

PET, HDPE and PP resins constitute the primary raw materials used to make the Company’s products. These materials are available from a number of domestic and international suppliers and the Company is not dependent upon any single supplier. The Company considers the supply and availability of raw materials to be adequate to meet its needs. Management believes that the Company maintains an adequate inventory to meet demand, but there is no assurance this will be true in the future. Resin prices can fluctuate significantly with fluctuations in crude oil and natural gas prices, as well as changes in refining capacity and the demand for other petroleum-based products. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. The Company operates a large HDPE bottles-to-bottles recycling plant in York, Pennsylvania, and uses the recycled materials from this plant and other recycled materials in a majority of the Company’s products.

Customers

Substantially all of the Company’s sales are made to major branded consumer products companies. The products the Company manufactures for its customers require innovative packaging design and engineering to accommodate complex container shapes, specific material requirements and functionality. Customers also require quick and reliable delivery. As a result, many customers opt for long-term contracts. The Company’s long-term supply contracts with its on-site customers typically have ten-year terms. The Company’s long-term supply contracts for production off-site typically have terms that range from three to five years. Both of these categories of contracts either renew automatically for subsequent one year terms or are renegotiated by the Company before expiration of the initial term. All of the Company’s top twenty customers are under long-term contracts. The Company’s contracts typically contain provisions allowing for price adjustments based on changes in raw materials and in a majority of cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers’ custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2010, the Company’s twenty largest customers, who accounted for over 69% of net sales, were, in alphabetical order:

Customer (1)	Category	Company Customer Since (1)
Abbott	Food and Beverage	Mid 2000s
Arizona	Food and Beverage	Late 1990s
Ashland (2)	Automotive Lubricants	Early 1970s
BP Lubricants (3)	Automotive Lubricants	Late 1960s
Church & Dwight	Household	Late 1980s
Clement Pappas	Food and Beverage	Mid 1990s
Clorox	Food and Beverage and Household	Late 1960s
Coca-Cola	Food and Beverage	Late 1990s
Danone	Food and Beverage	Late 1970s
Dial	Household and Personal Care/Specialty	Early 1990s
ExxonMobil	Automotive Lubricants	Early 2000s
Heinz	Food and Beverage	Early 1990s
Knouse	Food and Beverage	Mid 1990s
Ocean Spray	Food and Beverage	Early 1990s
PepsiCo (4)	Food and Beverage	Early 2000s
Frito-Lay	Food and Beverage	Early 2000s
Gatorade	Food and Beverage	Late 1990s
Tropicana	Food and Beverage	Mid 1980s
Proctor & Gamble	Household and Personal Care/Specialty	Late 1950s
Shell (5)	Automotive Lubricants	Early 1970s
Pennzoil-Quaker State	Automotive Lubricants	Early 1970s
Sun Products	Household and Personal Care/Specialty	Late 2000s
Unilever	Household, Personal Care/Specialty and Food and Beverage	Early 1970s
Welch’s	Food and Beverage	Early 1990s

(1)	These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
(2)	Ashland is the producer of Valvoline motor oil.
(3)	BP Lubricants is the producer of Castrol motor oil.
(4)	PepsiCo includes Frito-Lay, Gatorade and Tropicana.
(5)	Shell includes Pennzoil-Quaker State.

International Operations

The Company has significant operations outside the United States. As of December 31, 2010, the Company had 31 manufacturing facilities located in countries outside of the United States. Each of the Company’s operating segments produces plastic containers for all four of the Company’s core product categories.

Asia. The Company has one off-site plant in China.

Canada. The Company has one off-site plant located near Toronto, Canada to service Canadian and northern U.S. customers.

Europe. The Company has eight on-site plants in Belgium (2), France (2), the Netherlands, Poland, Spain and Turkey and six off-site plants in Finland, France, the Netherlands, Poland, Turkey and the United Kingdom.

Mexico. The Company has three off-site plants and three on-site plants.

South America. The Company has one on-site plant in Argentina, six on-site plants in Brazil and one off-site plant in each of Brazil and Venezuela.

Additionally, on August 12, 2009, the Company purchased a 22% interest in PPI Blow Pack Private Limited, located in India.

Additional information regarding international operations is provided in Note 24 of the Notes to Consolidated Financial Statements in this Report.

See “Item 1A. Risk Factors” for risks related to the Company’s foreign operations.

Competition

The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. In the Company’s North American segment, its primary competitors are Alpla Werke Alwin Lehner GmbH (“Alpla”), Amcor Limited (“Amcor”), Consolidated Container Company LLC, Constar International Inc and Silgan Holdings Inc. In the Company’s European segment, its primary competitors are Alpla and Logoplaste Mealhada Lda. (“Logoplaste”). In the Company’s South American segment, its primary competitors are Alpla, Amcor, Plastipak Packaging Inc. and Logoplaste. In the Company’s Asian segment, its primary competitors are Alpla, Rexam Plastic Packaging Asia, Rex Packaging, Wino-Asia Packaging Company and

Southern Packaging Company. The Company faces competition from most of these companies across its product categories. Competition is based on several factors including price, product design, technology (such as barrier protection and lightweighting) and customer service. Several of these competitors are larger and have greater financial and other resources than the Company. In addition, several of these competitors sell other products used by the Company’s customers such as cans or flexible packaging which can be bundled with plastic containers in sales proposals. Management believes that the Company competes effectively because of its superior levels of service, speed to market and product design and development capabilities.

Marketing and Distribution

The Company’s sales are made primarily through its own direct sales force, as well as selected brokers. Sales activities are conducted from the Company’s corporate headquarters in York, Pennsylvania and from field sales offices located in North America, Europe, South America and Asia. The Company’s products are typically delivered by truck, on a daily basis, in order to meet customers’ just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company’s on-site operations are integrated with its customers’ manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers’ filling lines. The Company utilizes a number of outside warehouses to store its finished goods prior to delivery to the customer.

Product Design and Development

The Company’s ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes and pouring features. These packages often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. Hot-fill technology allows customers’ products to be heated to temperatures high enough as to sterilize the inside of the container. In addition to increasing global demand for its customers’ products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company’s strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that it believes set it apart from its competition. Some of the Company’s design and conversion successes over the past few years include:

•	retortable PP container for Similac infant formula;

•	aseptic HDPE container for Special K and EAS Myoplex beverages;

•	hot-fill PET containers with Monosorb® oxygen scavenger for juices;

•	hot-fill PET and PP wide-mouth jars for Pace Salsa and Seneca Foods;

•	lightweight 64 oz. rectangular container for hot-fill juice;

•	panel-free lightweight 16.9 oz. container for juices and teas;

•	resealable HDPE coffee container for Folgers; and

•	panel-free 20 oz. container for vitamin enhanced water.

The Company’s innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including its:

•	International Delight Bottle (2009 Ameristar Award);

•	GIBCO® Cell Culture Bottle for Invitrogen Medical (2009 Ameristar Award);

•	multi-layer PP wide-mouth jar for Del Monte (2008 Ameristar Award);

•	PET “Apple” container for Martinelli’s (2007 WorldStar Award, 2006 DuPont Award and 2006 Ameristar Award);

•	PET rectangular juice bottle for Tree Top (2007 WorldStar Award and 2006 Ameristar Award); and

•	PET “Fridge Fit” bottle for Heinz (2006 Ameristar Award and 2006 DuPont Award).

The Company has an advanced multi-layer injection technology, trade named SurShot®. The Company believes that SurShot® is among the best multi-layer PET technologies available and billions of plastic containers are produced and sold each year using SurShot® technology. This multi-layer technology allows the Company’s customers to package oxygen and flavor-sensitive products, such as fruit juices, beer and teas, for extended shelf-

life. In addition, the SurShot® technology can accommodate up to 40% post-consumer recycled resin. This is an important component of packaging sustainability. There has been increasing demand by customers for the Company’s innovative packages that meet new sustainability requirements for reduced weight. Recent introductions of Escape®, G-Lite® and SlingShot™ technologies for PET bottles provide customers with improved features such as reduced container weight, smooth sides for a premium look or improved stacking ability for shipping and storage.

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

The Company incurs costs to research, design and develop new packaging products and technologies. Such costs, net of any reimbursement from customers, were $10.3 million, $9.9 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Manufacturing

A critical component of the Company’s strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges, providing instantaneous quality acceptance feedback and increasing distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements. As of December 31, 2010, the Company had a network of 98 manufacturing facilities and approximately one-third of these manufacturing facilities were located on-site at its customers’ plants. The Company operates over 975 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. Historically, demand for the Company’s products has not been subject to large seasonal fluctuations.

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

The Company also operates a variety of bottle decorating platforms. Labeling and decorating is accomplished through in-mold techniques or one of many post-molding methods. Post-molding methods include pressure sensitive labelers, rotary full-wrap labelers, silk-screen decoration, heat transfer and hot stamp. These post-

molding methods of decoration or labeling can be in-line or off-line with the molding machine. Typically, these decoration methods are used for bottles in the personal care/specialty product category.

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

The Company has highly modernized equipment in the majority of its plants, consisting primarily of rotational wheel systems and shuttle systems, both of which are used for HDPE, PP and extrusion polyethylene teraphthalate (“EPET”) blow molding, and injection-stretch blow molding systems for value-added PET containers. The Company is also pursuing development initiatives in barrier technologies to strengthen its position in the food and beverage product category. In the past, the Company has achieved substantial cost savings in its manufacturing process through productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic weight requirements for each product’s specifications.

Cash paid for property, plant and equipment, excluding acquisitions, for 2010, 2009 and 2008 was $157.1 million, $146.0 million and $148.6 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $40 million to $50 million per year. For 2011, the Company expects to make capital expenditures, excluding acquisitions, ranging from $165 million to $185 million. The Company also expects to incur some capital expenditures associated with the integration of the Liquid Entities into the Company’s operating network. The Company expects this number to be between $10 million and $20 million over the next two years.

Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2010, was not material. The Company expects all backlog orders at December 31, 2010, to be shipped during the first quarter of 2011.

Ownership

In February 2010, the Company completed a reorganization and its initial public offering (“IPO”). In connection with the IPO, on February 4, 2010, the Company increased the number of authorized shares of common stock to 500,000,000 and of preferred stock to 100,000,000, and effected a 1,465.4874-for-one stock split of its shares of common stock, and Holdings effected a 3,781.4427-for-one unit split. The chart below shows the Company’s ownership structure as of December 31, 2010:

(1)	93,448 shares of common stock; 0.2% of outstanding shares of common stock.
(2)	40,295,507 shares of common stock; 63.6% of outstanding shares of common stock.
(3)	22,378,805 shares of common stock; 35.3% of outstanding shares of common stock.
(4)	543,752 shares of common stock; 0.9% of outstanding shares of common stock.
(5)	Options to acquire 835,522 shares of common stock.

(6)	Options to acquire 3,099,462 limited partnership units (exchangeable on a one-for-one basis for shares of GPC common stock).
(7)	61,288,040 limited partnership units; 88.0% limited partnership interest.
(8)	35,167 limited partnership units (exchangeable on a one-for-one basis for shares of GPC common stock); 0.1% limited partnership interest.
(9)	26,681 limited partnership units (exchangeable on a one-for-one basis for shares of GPC common stock); 0.1% limited partnership interest.
(10)	2,879,082 limited partnership units (exchangeable on a one-for-one basis for shares of GPC common stock); 4.1% limited partnership interest.
(11)	3,357,358 limited partnership units (exchangeable on a one-for-one basis for shares of GPC common stock); 4.8% limited partnership interest.
(12)	2,023,472 general partnership units; 2.9% general partnership interest.
(13)	$124.8 million senior secured revolving credit facility which matures on October 1, 2013. As of December 31, 2010, $110.0 million was available for borrowing under this facility, after giving effect to $14.8 million of outstanding letters of credit.
(14)	Consists of $1,934.7 million principal amount, $1,032.9 million of which is scheduled to mature on April 5, 2014, less $13.3 million unamortized discount that will be amortized and included in interest expense as the term loan matures, and $910.7 million of which is scheduled to mature on September 23, 2016, plus $4.4 million unamortized premium that will be amortized and included in interest expense as the term loan matures.
(15)	$253.4 million of senior unsecured notes due 2017, less $2.9 million unamortized discount that will be amortized and included in interest expense as the notes mature.
(16)	$250.0 million of senior unsecured notes due 2018.
(17)	$375.0 million of senior subordinated unsecured notes due 2014.

GPC is a public company incorporated in Delaware with common stock listed on the New York Stock Exchange and is currently owned by public investors, Blackstone, the Graham Family and management. GPC is a holding company whose only material assets are the direct ownership of 1) a limited partnership interest in Holdings of 88.0%, and 2) 100% of the limited liability company interests of BCP, a Delaware limited liability company, which holds a 2.9% general partnership interest in Holdings.

As of December 31, 2010, Holdings, a Pennsylvania limited partnership, has one owner of its general partnership units (BCP) and five owners of its limited partnership units (GPC, three entities controlled by the Graham Family and a former member of management). Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC (“Opco GP”), a wholly-owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

GPC Capital Corp. I (“CapCo I”), a wholly-owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly-owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Notes (as defined herein) and as co-borrower under the Credit Agreement (as defined herein). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any operations. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company for payment of the Notes.

Employees

As of December 31, 2010, the Company had approximately 8,300 employees, 6,700 of whom were located in North America, 900 of whom were located in Europe, 500 of whom were located in South America and 200 of whom were located in Asia. Approximately 79% of the Company’s employees are hourly wage employees, 45% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between now and September 2014. In North America, 80% of the Company’s employees are hourly wage employees, 36% of whom are represented by various labor unions. In Europe, 79% of the Company’s employees are hourly wage employees, 91% of whom are represented by various labor unions. In South America, 76% of the Company’s employees are hourly wage employees, 96% of whom are represented by various labor unions. In Asia, 60% of the Company’s employees are hourly wage employees, none of whom are represented by labor unions. Management believes that it enjoys good relations with the Company’s employees. There have been no significant work stoppages in the past three years.

Environmental Matters

The Company’s operations, both in the United States and abroad, are subject to national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often. Compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent regulated materials. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material environmental claim for liability with respect to contamination at any location. Based on existing information, management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company’s financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2010 and are not expected to be material in the future.

As a result of the Company closing its plant located in Edison, New Jersey, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of evaluating and implementing its obligations under ISRA regarding this facility. The Company has recorded expense of $0.4 million for this obligation. This amount may change based on results of additional investigation expected to be undertaken for NJDEP.

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

In 2010, our top 20 customers comprised 69% of our net sales. PepsiCo (collectively, with its affiliates, such as Frito-Lay, Gatorade and Tropicana) is our largest customer, with all product lines we provide to PepsiCo collectively accounting for approximately 9.6%, 10.8% and 13.3% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

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

We have significant operations outside the United States, and therefore hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. Our operations outside the United States accounted for approximately 20.3%, 21.5% and 20.9% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange and interest rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. Furthermore, we typically price our products in our foreign operations in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars. Exchange rate fluctuations decreased comprehensive income by $2.0 million, increased comprehensive income by $19.6 million and increased comprehensive loss by $65.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sale transaction using a currency different from the operating subsidiary’s functional currency. In several countries where we operate, resin purchases must be made in U.S. dollars. Furthermore, changes in local economic conditions can affect operations. Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries, such as Venezuela and Argentina, we are faced with periodic political issues which could result in currency risks or the risk that we are required to include local ownership or management in our businesses. The above mentioned risks in North America, Europe, South America and Asia may hurt our ability to generate revenue in those regions in the future.

We may not be able to recover the carrying value of our long-lived assets, which could require us to record additional asset impairment charges and materially and adversely affect our results of operations.

We had net property, plant and equipment of $1,203.1 million at December 31, 2010, or 42.9% of our total assets. We recorded asset impairment charges to property, plant and equipment of $9.6 million, $41.8 million and $93.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. The continuing presence of these factors, as well as other factors, could require us to record additional asset impairment charges in future periods which could materially and adversely affect our results of operations.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2010, goodwill and other identifiable intangible assets were $838.8 million, or 29.9% of our total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, “Intangibles—Goodwill and Other,” we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

Our future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses, including investments in geographic regions with which we are not familiar. To the extent that we grow through acquisitions, we will face operational and financial risks, such as the risk of failing to assimilate the operations and personnel of the acquired businesses, disrupting our ongoing business, dissipating our limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, we have incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Credit Agreement (as defined herein) and the indentures governing our Notes (as defined herein), in which case we would also face certain financial risks associated with the incurrence of additional indebtedness to make an acquisition, such as a reduction in our liquidity, access to capital markets and financial stability.

Additionally, the types of acquisitions we will be able to make are limited by our Credit Agreement, which limits the amount that we may pay for an acquisition to $200 million plus additional amounts based on an unused available capital expenditure limit, certain proceeds from new equity issuances and other amounts.

Our operations and profitability could suffer if we experience labor relations problems.

As of December 31, 2010, approximately 3,000 of our approximately 8,300 employees were covered by collective bargaining agreements with various international and local labor unions. In addition, as of December 31, 2010, we operated 98 facilities, of which 42 were union facilities operated primarily by union employees. In the U.S., our union agreements typically have a term of three or four years and thus regularly expire and require negotiation in the course of our business. In 2011, collective bargaining agreements covering approximately 325 employees in the U.S. will expire. Upon the expiration of any of our collective bargaining agreements, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our facilities could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to a variety of national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often, the compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as Superfund impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, we may be liable for contamination at properties that we currently own or operate, as well as at our former properties or off-site properties where we may have sent regulated materials. As a manufacturer, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. We could, in the future, incur a material liability resulting from the costs of complying with environmental laws or any claims concerning noncompliance, or liability from contamination.

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

In connection with our IPO, we entered into an exchange agreement with the Graham Family. Pursuant to the exchange agreement, limited partnership units held by the Graham Family may (subject to the terms of the exchange agreement) be exchanged for shares of our common stock outstanding on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Holdings intends to have in effect an election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for each taxable year in which an exchange of limited partnership units for shares of common stock occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of limited partnership units. Any such exchanges are expected to result in an increase in the tax basis of the tangible and intangible assets of Holdings that otherwise would not have been available. Similar increases to the tax basis of the tangible and intangible assets of Holdings resulted from our 1998 acquisition of Holdings. These increases in tax basis will increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Additionally, in connection with the IPO, we will be able to utilize net operating losses that arose prior to the IPO and are therefore attributable to our pre-IPO stockholders (i.e., Blackstone, management and other stockholders). These net operating loss carryforwards will also reduce the amount of tax that we would otherwise be required to pay in the future.

We have entered into an income tax receivable agreement with GPC Holdings, L.P. (“GPC LP”) that provides for the payment by us to the Graham Family of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment or a change of control as discussed below) as a result of these increases in tax basis (specifically, those attributable to exchanges of limited partnership units, as described above) and of certain other tax benefits related to our entering into the income tax receivable agreement, including tax benefits attributable to payments under the income tax receivable agreement. We have also entered into an income tax receivable agreement with certain of our pre-IPO stockholders that will provide for the payment to all of our pre-IPO stockholders (i.e., Blackstone, management and other investors) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination or a change of control as discussed below) as a result of (i) the utilization of our net operating losses attributable to periods prior to the IPO, and (ii) any increase to the tax basis of the assets of Holdings relating to our 1998 acquisition of 85% of Holdings (as discussed above) and certain other tax benefits related to our entering into the income tax receivable agreement, including tax benefits attributable to payments under the income tax receivable agreement.

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

We expect that the payments that we make under these income tax receivable agreements will be material. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefits subject to the income tax receivable agreements, we expect that future payments under the income tax receivable agreements will aggregate to between $200 million to $235 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for common stock depending on the timing and value of such exchanges. This range is based on our assumptions using various items, including valuation analysis and historical tax basis amounts. This range also includes step-ups related to the Graham Family’s exchange of 1,324,900 limited partnership units through December 31, 2010. Such amounts may differ materially from the amounts presented above based on various items, including final valuation analysis and updated determinations of taxable income and historic tax basis amounts. The payments under the income tax receivable agreements are not conditioned upon these parties’ continued ownership of us or Holdings.

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

We are a holding company and have no material assets other than our ownership of limited partnership units in Holdings. We have no independent means of generating revenue. We intend to cause Holdings to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us, as well as any payments due under the income tax receivable agreements described above. However, the instruments and agreements governing our indebtedness contain covenants that restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the income tax receivable agreements and to pay dividends. To the extent that we need funds and Holdings is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds pursuant to the terms of our indebtedness, it could materially adversely affect our liquidity and financial condition. To the extent that we are unable to make payments under the income tax receivable agreements for any reason, such payments will be deferred and will accrue interest at LIBOR plus five percent per annum until paid.

Blackstone controls us and may have conflicts of interest with us in the future.

Blackstone owns shares of our common stock sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our restated certificate of incorporation and amended and restated bylaws; and our winding up and dissolution. In addition, pursuant to the stockholders’ agreement with Blackstone, Blackstone has the right to nominate to our board of directors a number of designees equal to: (i) at least a majority of the total number of directors comprising our board at such time as long as Blackstone beneficially owns more than 35% of the shares of our common stock entitled to vote generally in the election of our directors; (ii) 42% of the total number of directors comprising our board at such time as long as Blackstone beneficially owns more than 25% but less than or equal to 35% of the shares of our common stock entitled to vote generally in the election of our directors; (iii) 28% of the total number of directors comprising our board of directors at such time as long as Blackstone beneficially owns more than 15% but less than or equal to 25% of the shares of our common stock entitled to vote generally in the election of our directors; and (iv) 14% of the total number of directors comprising our board of directors at such time as long as Blackstone beneficially owns 5% or more of the shares of our common stock entitled to vote generally in the election of our directors. As a result, even after Blackstone no longer owns a majority of our voting stock, Blackstone could continue to have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. As long as Blackstone continues to own, directly or indirectly, a significant amount of the outstanding shares of our common stock, it will continue to be able to or effectively control our decisions.

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

At December 31, 2010, we had $2,832.8 million of total consolidated indebtedness. In addition, at December 31, 2010, after taking into account letters of credit of $14.8 million, we had $110.0 million of revolving loan capacity under our senior secured credit facility (the “Credit Agreement”). Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $300.0 million and we may incur additional indebtedness as permitted under our Credit Agreement and other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates. At December 31, 2010, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $0.2 million, excluding the impact of our interest rate swap agreements.

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

The instruments and agreements governing our indebtedness contain numerous covenants, including financial and operating covenants, some of which are quite restrictive. These covenants affect, and in many respects limit, among other things, our ability to:

•	incur additional debt;

•	create liens;

•	consolidate, merge or sell assets;

•	make certain capital expenditures;

•	make certain advances, investments and loans;

•	enter into certain transactions with affiliates;

•	engage in any business other than the packaging business;

•	pay dividends; and

•	repurchase stock.

These covenants could restrict us in the pursuit of our business strategy. As of December 31, 2010, we were in compliance with the covenants under the instruments and agreements governing our indebtedness.

We may not be able to renew or replace our senior secured revolving credit facility and our senior secured term loan facility, and we may obtain less favorable terms when we attempt to renew or replace them.

Approximately $1,032.9 million of the term loans under our senior secured credit facility will mature on April 5, 2014, and $910.7 million will mature on September 23, 2016. Our senior secured revolving credit facility of $124.8 million will mature on October 1, 2013.

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

Furthermore, the stock market may experience volatility that in some cases is unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

If we or our pre-IPO investors sell our common stock or exchange Holdings limited partnership units for additional shares of our common stock, the market price of our common stock could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Subject to registration of certain shares pursuant to a registration rights agreement, substantially all of the shares of our common stock are available for resale in the public market.

Pursuant to exchange agreements, the Graham Family and other holders of Holdings limited partnership units and options to purchase Holdings limited partnership units have, or will have, the right to exchange limited partnership units in Holdings for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Our shares of common stock issuable upon exchange of Holdings limited partnership units are eligible for resale from time to time, subject to certain contractual restrictions and restrictions under the Securities Act of 1933, as amended (the “Securities Act”). The sale of a substantial number of shares of our common stock received in exchange for limited partnership units could cause the market price of our common stock to decline.

In addition, pursuant to a registration rights agreement, we have granted certain stockholders and unitholders the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of shares of our common stock held by them or to be acquired by them by exchanging partnership units. These restricted shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. The Graham Family exercised its rights under the registration rights agreement, and, on December 30, 2010, a registration statement on Form S-1 for the resale of up to 6,507,599 shares of GPC’s common stock was declared effective by the SEC. The market price of our common stock could decline if the holders of our shares sell them or are perceived by the market as intending to sell them.

Because we may not pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell our common stock for a price greater than that which you paid for it.

We currently intend to retain future earnings, if any, for future operation, debt reduction and expansion, and do not anticipate paying any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future indebtedness we or our subsidiaries incur, including the Credit Agreement and the indentures. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

At December 31, 2010, the Company owned or leased 101 plants (98 of which are manufacturing facilities) located in Argentina, Belgium, Brazil, Canada, China, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela. Thirty-one of the plants are located on-site at customer facilities. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future.

The following table sets forth the location of the Company’s plants and administrative facilities, their approximate current square footage, whether on-site or off-site and whether leased or owned as of December 31, 2010. In addition to the facilities listed below, the Company leases other warehousing space.

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
	U.S. Packaging Facilities (1)
1.	Findlay, Ohio	406,800	Off-Site	Owned
2.	York (Household), Pennsylvania	395,554	Off-Site	Owned
3.	Maryland Heights, Missouri	308,961	Off-Site	Owned
4.	Racine, Wisconsin	300,410	Off-Site	Leased
5.	Henderson, Nevada	298,407	Off-Site	Owned
6.	Vandalia, Illinois	277,500	Off-Site	Owned
7.	Evansville, Indiana	266,720	Off-Site	Leased
8.	Woodridge, Illinois	265,062	Off-Site	Leased
9.	Hammond, Louisiana	262,344	Off-Site	Leased
10.	Florence (Food & Beverage), Kentucky	260,000	Off-Site	Owned
11.	Rockwall, Texas	241,000	Off-Site	Owned
12.	Modesto, California	238,000	Off-Site	Owned

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
13.	Newark, Delaware	235,450	Off-Site	Owned
14.	Hazleton (Household), Pennsylvania	218,384	On-Site	Leased
15.	Holland, Michigan	218,168	Off-Site	Leased
16.	West Chicago, Illinois	212,256	Off-Site	Leased
17.	Fremont, Ohio	210,883	Off-Site	Owned
18.	Bedford, New Hampshire	210,510	Off-Site	Owned
19.	York (Food & Beverage), Pennsylvania	210,370	Off-Site	Leased
20.	Tolleson, Arizona	209,468	Off-Site	Owned
21.	Cartersville, Georgia	208,000	Off-Site	Owned
22.	Edison, New Jersey (2)	194,000	Off-Site	Owned
23.	Hazleton (Food & Beverage), Pennsylvania	185,080	Off-Site	Owned
24.	Newell, West Virginia	183,388	On-Site	Leased
25.	Harrisonburg, Virginia	180,000	Off-Site	Owned
26.	Lexington, Kentucky	180,000	Off-Site	Leased
27.	Selah, Washington	170,553	Off-Site	Owned
28.	Atlanta, Georgia	165,000	On-Site	Leased
29.	Jefferson, Louisiana	162,047	Off-Site	Leased
30.	Kansas City, Missouri	162,000	Off-Site	Leased
31.	Belvidere, New Jersey	160,000	Off-Site	Owned
32.	Florence (Personal Care/Specialty), Kentucky	153,600	Off-Site	Owned
33.	Cincinnati, Ohio	153,301	Off-Site	Leased
34.	Rancho Cucamonga, California	152,337	Off-Site	Owned
35.	Montgomery, Alabama (2)	150,143	Off-Site	Leased
36.	Memphis, Tennessee	150,000	Off-Site	Leased
37.	Kansas City, Missouri	148,800	Off-Site	Leased
38.	Emigsville, Pennsylvania	148,300	Off-Site	Leased
39.	Iowa City, Iowa	140,896	Off-Site	Owned
40.	Mason, Ohio	137,000	Off-Site	Owned
41.	Baltimore, Maryland	128,500	Off-Site	Owned
42.	Santa Ana, California	127,680	Off-Site	Owned
43.	Chicago, Illinois	125,500	Off-Site	Owned
44.	Muskogee, Oklahoma	125,000	Off-Site	Owned
45.	Alta Vista, Virginia	122,680	Off-Site	Leased
46.	Kansas City, Kansas	111,000	On-Site	Leased
47.	West Chicago, Illinois	101,500	Off-Site	Owned
48.	West Chicago, Illinois	100,000	Off-Site	Owned
49.	Prattville, Alabama	100,000	Off-Site	Owned
50.	Delta, Ohio	100,000	Off-Site	Owned
51.	Casa Grande, Arizona	100,000	Off-Site	Leased
52.	Bradford, Pennsylvania	90,350	Off-Site	Leased
53.	Modesto, California	87,500	Off-Site	Leased
54.	Atlanta, Georgia	81,600	Off-Site	Leased
55.	Lakeland, Florida	80,000	Off-Site	Leased
56.	Berkeley, Missouri	75,000	Off-Site	Owned
57.	Cambridge, Ohio	57,000	On-Site	Leased
58.	Port Allen, Louisiana	56,721	On-Site	Leased
59.	Richmond, California	55,256	Off-Site	Leased
60.	Houston, Texas	52,500	Off-Site	Owned
61.	St. Louis, Missouri	48,150	On-Site	Leased
62.	Darlington, South Carolina	43,200	Off-Site	Leased
63.	Ogden, Utah	30,000	On-Site	Leased
64.	Bordentown, New Jersey	30,000	On-Site	Leased
65.	Joplin, Missouri	29,200	On-Site	Leased
66.	Minster, Ohio	27,674	On-Site	Leased
67.	West Jordan, Utah	25,760	On-Site	Leased

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
68.	Bradenton, Florida	21,500	On-Site	Leased

	Canadian Packaging Facilities
69.	Mississauga, Ontario	78,416	Off-Site	Owned

	Mexican Packaging Facilities
70.	Tlalnepantla	214,349	Off-Site	Owned
71.	Pachuca	152,286	Off-Site	Owned
72.	Mexicali	59,700	Off-Site	Leased
73.	Irapuato	54,000	On-Site	Leased
74.	Tepozotian	10,000	On-Site	Leased
75.	Tlaxcala	9,792	On-Site	Leased

	European Packaging Facilities
76.	Assevent, France	186,000	Off-Site	Owned
77.	Rotselaar, Belgium	162,212	On-Site	Leased
78.	Etten-Leur, Netherlands	124,450	Off-Site	Leased
79.	Ryttyla, Finland	121,079	Off-Site	Owned
80.	Chalgrove, the United Kingdom	104,200	Off-Site	Leased
81.	Aldaia, Spain	75,350	On-Site	Leased
82.	Istanbul, Turkey	45,000	Off-Site	Leased
83.	Lummen, Belgium	42,840	On-Site	Leased
84.	Sulejowek, Poland	32,732	Off-Site	Owned
85.	Villecomtal, France	31,300	On-Site	Leased
86.	Zoetermeer, Netherlands	22,702	On-Site	Leased
87.	Bierun, Poland	10,652	On-Site	Leased
88.	Eskisehir, Turkey	9,461	On-Site	Leased
89.	Creully, France	8,073	On-Site	Leased

	South American Packaging Facilities
90.	Valencia, Venezuela	93,757	Off-Site	Leased
91.	Sao Paulo, Brazil	71,300	Off-Site	Leased
92.	Rio de Janeiro, Brazil	56,000	On-Site	Leased
93.	Buenos Aires, Argentina (San Martin) (2)	40,501	Off-Site	Owned
94.	Longchamps, Argentina	30,100**	On-Site	Owned/Leased
95.	Caxias, Brazil	29,493**	On-Site	Owned/Leased
96.	Rio de Janeiro, Brazil	22,220	On-Site	Leased
97.	Inhauma, Brazil	14,208	On-Site	*
98.	Curitiba, Brazil	12,293	On-Site	*
99.	Carambei, Brazil	7,621	On-Site	*

	Asian Packaging Facilities
100.	Guangzhou, China	162,747**	Off-Site	Owned/Leased

	Graham Recycling
101.	York, Pennsylvania	44,416	Off-Site	Owned

	Administrative Facilities
•	York, Pennsylvania – Technology Center	159,000	N/A	Leased
•	York, Pennsylvania – Corporate Office	116,400	N/A	Leased
•	Warsaw, Poland – Technology Center	32,636	N/A	Leased
•	West Chicago, Illinois – Corporate Office	26,786	N/A	Leased
•	Rueil, Paris, France – Corporate Office	4,300	N/A	Leased
•	Mexico City, Mexico – Corporate Office	656	N/A	Leased

(1)	Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreement.
(2)	The Company has closed these facilities.
*	The Company operates these on-site facilities without leasing the space it occupies.
**	The building is owned and the land is leased.

Item 3.	Legal Proceedings

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

On April 10, 2009, OnTech Operations, Inc. (“OnTech”) initiated an arbitration proceeding against the Company, in which OnTech alleged that the Company breached a bottle purchase agreement dated April 28, 2008, and an equipment lease dated June 1, 2008. In its statement of claims, OnTech alleged, among other things, that the Company’s failure to produce bottles as required by the bottle purchase agreement resulted in the failure of OnTech’s business. As a result, OnTech sought to recover the value of its business, which it alleged was between $80 million and $150 million. The arbitration was heard by a three arbitrator panel from August 2, 2010, to August 16, 2010. On October 5, 2010, the Company received the decision from the arbitrators, which resulted in a payment by the Company to OnTech of $8.0 million in the fourth quarter of 2010.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At the close of business on February 18, 2011, there were 12 common stockholders of record.

The Company’s common stock has traded on the New York Stock Exchange under the symbol “GRM” since February 11, 2010. Prior to that date, there was no public market for its common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of its common stock, as reported by the New York Stock Exchange, since February 11, 2010.

	Price Range
	High	Low
Quarter ended March 31, 2010 (1)	$13.20	$7.34
Quarter ended June 30, 2010	13.52	11.34
Quarter ended September 30, 2010	14.12	10.32
Quarter ended December 31, 2010	$13.82	$11.37

(1)	The Company’s common stock began trading on February 11, 2010.

Dividend Policy

The Company has not paid any cash dividends since inception and does not anticipate paying any cash dividends for the foreseeable future, and instead intends to retain earnings, if any, for future operation and expansion. Any decision to pay dividends in the future will be at the discretion of its board of directors and will depend on, among other things, the Company’s results of operations, financial condition, level of indebtedness, cash requirements, contractual restrictions and other factors that its board of directors may deem relevant. In addition, the Company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur, including the Company’s Credit Agreement and indentures.

Item 6.	Selected Financial Data

The following tables set forth the selected historical consolidated financial data of the Company for and at the end of each of the years in the five-year period ended December 31, 2010. The information in the following tables gives effect to the 1,465.4874-for-one stock split of the Company’s common stock which occurred on February 4, 2010. The selected consolidated statement of operations data and the selected consolidated cash flow data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2010, 2009, 2008 and 2007, have been derived from the Company’s audited consolidated financial statements. The selected consolidated balance sheet data as of December 31, 2006, is unaudited. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and the Financial Statements included under Item 8.

	Year Ended December 31,
	2010 (1)	2009	2008	2007	2006
	(In millions, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (2)	$2,512.7	$2,271.0	$2,559.0	$2,470.9	$2,500.4
Cost of goods sold (2)	2,076.3	1,866.6	2,183.3	2,129.4	2,212.3

Gross profit (2)	436.4	404.4	375.7	341.5	288.1
Selling, general and administrative expenses	181.4	122.4	127.6	136.2	131.3
Asset impairment charges (3)	9.6	41.8	96.1	157.7	25.9
Net loss on disposal of property, plant and equipment	3.7	6.5	6.8	19.5	14.3

Operating income	241.7	233.7	145.2	28.1	116.6
Interest expense	185.6	176.9	180.0	205.9	205.3
Interest income	(0.7)	(1.1)	(0.8)	(0.9)	(0.6)
Net loss on debt extinguishment	31.1	8.7	—	4.5	2.1
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	7.0	—	—	—	—
Increase in income tax receivable obligations	5.0	—	—	—	—
Other expense (income), net	2.6	(1.6)	0.4	2.0	2.2
Income tax (benefit) provision (4)	(50.7)	27.0	13.0	20.3	27.5

Income (loss) from continuing operations	61.8	23.8	(47.4)	(203.7)	(119.9)
Loss from discontinued operations	—	(9.5)	(10.5)	(3.7)	(1.1)

Net income (loss)	61.8	14.3	(57.9)	(207.4)	(121.0)
Net income attributable to noncontrolling interests (5)	7.1	3.2	—	—	—

Net income (loss) attributable to Graham Packaging Company Inc. stockholders	$54.7	$11.1	$(57.9)	$(207.4)	$(121.0)

EARNINGS PER SHARE (5):
Income (loss) from continuing operations per share:
Basic	$0.91	$0.45	$(1.10)	$(4.74)	$(2.79)
Diluted	$0.89	$0.44	$(1.10)	$(4.74)	$(2.79)
Loss from discontinued operations per share:
Basic	$—	$(0.19)	$(0.25)	$(0.09)	$(0.03)
Diluted	$—	$(0.19)	$(0.25)	$(0.09)	$(0.03)
Net income (loss) attributable to Graham Packaging Company Inc. stockholders per share:
Basic	$0.91	$0.26	$(1.35)	$(4.83)	$(2.82)
Diluted	$0.89	$0.25	$(1.35)	$(4.83)	$(2.82)
Weighted average shares outstanding:
Basic	60,334,473	42,981,204	42,975,419	42,975,419	42,975,419
Diluted	61,410,535	42,985,179	42,975,419	42,975,419	42,975,419

	As of December 31,
	2010 (1)	2009	2008	2007	2006
					(Unaudited)
	(In millions)
BALANCE SHEET DATA (6):
Cash and cash equivalents	$153.0	$147.8	$43.9	$18.3	$13.3
Working capital (7)	149.0	120.1	190.3	186.2	158.4
Total assets	2,806.8	2,126.3	2,149.8	2,377.3	2,586.0
Total debt (8)	2,832.8	2,436.9	2,499.2	2,534.3	2,546.9
Equity (deficit)	$(530.7)	$(763.1)	$(818.4)	$(645.8)	$(454.9)

	Year Ended December 31,
	2010(1)	2009	2008	2007	2006
	(In millions)
OTHER DATA:
Cash flow provided by (used in) (6):
Operating activities	$230.1	$325.5	$211.2	$174.2	$263.0
Investing activities	(735.6)	(150.5)	(144.4)	(149.1)	(172.4)
Financing activities	511.1	(73.9)	(33.6)	(23.2)	(104.6)
Depreciation and amortization (9)	$171.1	$159.4	$177.8	$203.7	$206.1

(1)	On July 1, 2010, and September 23, 2010, the Company purchased China Roots and the Liquid Entities, respectively. Results of operations for these entities are included since the dates of the acquisitions.
(2)	Net sales and cost of goods sold increase or decrease based on fluctuations in resin prices. Consistent with industry practice and as permitted under agreements with the Company’s customers, resin price changes are passed through to customers by means of corresponding changes in product pricing. Net sales and cost of goods sold are also impacted by changes in exchange rates and other factors, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
(3)	The Company evaluated the recoverability of its long-lived tangible and intangible assets in selected locations, due to indicators of impairment, and recorded impairment charges of $9.6 million, $41.8 million, $94.7 million, $156.6 million and $14.2 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Goodwill is reviewed for impairment on at least an annual basis. The resulting impairment charges recognized were $1.4 million, $1.1 million and $11.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a further discussion.
(4)	Included in the amount for the year ended December 31, 2010, is the reversal of valuation allowances previously established on the net deferred tax assets of certain domestic subsidiaries in the amount of $86.6 million and certain foreign subsidiaries in the amount of $3.8 million.
(5)	Earnings per share is calculated based on amounts attributable to Graham Packaging Company Inc. stockholders and excludes amounts attributable to noncontrolling interests. Net income attributable to noncontrolling interests consists of $7.1 million of income related to continuing operations for the year ended December 31, 2010. Net income attributable to noncontrolling interests consists of $4.6 million of income related to continuing operations and $1.4 million of loss related to discontinued operations for the year ended December 31, 2009.

(6)	Includes both continuing and discontinued operations.
(7)	Working capital is defined as current assets, less cash and cash equivalents, minus current liabilities, less current maturities of long-term debt.
(8)	Total debt includes capital lease obligations and current portion of long-term debt.
(9)	Depreciation and amortization includes continuing and discontinued operations, and excludes asset impairment charges and amortization of debt issuance fees, which is included in interest expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2010, we operated a network of 98 manufacturing facilities throughout North America, Europe, South America and Asia. We are organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

Our North American one-quart/liter motor oil container product category is in a mature industry. Unit volume in the one-quart/liter motor oil industry decreased approximately 8% per year from 2006 through 2010 as the product category migrated towards the quick-lube market and larger multi-quart/liter packages. Even though we believe we have the largest market share of multi-quart/liter containers, these sales only partially offset the loss in sales of one-quart/liter containers.

As of December 31, 2010, we operated 31 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, China, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of three new plants in Brazil, one new plant in Mexico and one new plant in China.

For the year ended December 31, 2010, 2009 and 2008, 69.3%, 68.8% and 71.1% of our net sales, respectively, were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, our largest customer, were 9.6%, 10.8% and 13.3% of total sales for the years ended December 31, 2010, 2009 and 2008, respectively. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during the periods indicated:

	Year
	2010	2009	2008
PET	$0.81	$0.73	$0.87
HDPE	0.82	0.67	0.86

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

Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing, in accordance with our agreements with these customers and industry practice. A sustained increase in resin prices relative to other packaging materials, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers. The timing of the Liquid Entities’ pass-through arrangements has resulted in their being slightly more exposed to fluctuations in resin prices than we have historically been. These provisions will continue to be in effect until we renegotiate those customer contracts.

Acquisitions

On September 23, 2010, we acquired the Liquid Entities for approximately $564.3 million, subject to a potential working capital adjustment, which could be material. Included in this amount was a payment of $208.2 million to satisfy existing indebtedness of the Liquid Entities, including accrued interest, then outstanding.

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

On July 1, 2010, we acquired China Roots, a plastic container manufacturing company located in Guangzhou, China, for approximately $15 million, subject to certain adjustments. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers.

The results of operations for the year ended December 31, 2010, include the results of operations of the Liquid Entities since September 23, 2010, and China Roots since July 1, 2010. As a result, the results of operations for the year ended December 31, 2010, are not fully comparable to the results of operations for the year ended December 31, 2009. Net sales and operating income of the Liquid Entities included in the Company’s consolidated results of operations totaled $101.4 million and $0.0 million, respectively, for the year ended December 31, 2010. Net sales and operating income of China Roots included in the Company’s consolidated results of operations totaled $9.3 million and $0.7 million, respectively, for the year ended December 31, 2010.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in millions)
North America	$2,177.5	86.6%	$1,942.5	85.5%	$2,195.0	85.8%
Europe	225.8	9.0	235.7	10.4	274.2	10.7
South America	99.7	4.0	92.8	4.1	89.8	3.5
Asia	9.7	0.4	—	—	—	—

Total Net Sales	$2,512.7	100.0%	$2,271.0	100.0%	$2,559.0	100.0%

	Year Ended December 31,
	2010		2009		2008
	(Dollars in millions)
Food and Beverage	$1,586.4	63.2%	$1,385.5	61.0%	$1,561.3	61.0%
Household	442.9	17.6	423.0	18.6	491.6	19.2
Personal Care/Specialty	163.9	6.5	171.3	7.6	186.8	7.3
Automotive Lubricants	319.5	12.7	291.2	12.8	319.3	12.5

Total Net Sales	$2,512.7	100.0%	$2,271.0	100.0%	$2,559.0	100.0%

2010 Compared to 2009

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(Dollars in millions)
Net sales	$2,512.7	$2,271.0	$241.7	10.6%
Cost of goods sold	2,076.3	1,866.6	209.7	11.2

Gross profit (1)	436.4	404.4	32.0	7.9
% of net sales (2)	17.4%	17.8%
Selling, general and administrative expenses (1)	181.4	122.4	59.0	48.2
% of net sales (2)	7.2%	5.4%
Asset impairment charges	9.6	41.8	(32.2)	(77.0)
Net loss on disposal of property, plant and equipment	3.7	6.5	(2.8)	(43.1)

Operating income	241.7	233.7	8.0	3.4
% of net sales (2)	9.6%	10.3%
Interest expense	185.6	176.9	8.7	4.9
Interest income	(0.7)	(1.1)	0.4	36.4
Net loss on debt extinguishment	31.1	8.7	22.4	>100.0
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	7.0	—	7.0	>100.0
Increase in income tax receivable obligations	5.0	—	5.0	>100.0
Other expense (income), net	2.6	(1.6)	4.2	>100.0
Income tax (benefit) provision	(50.7)	27.0	(77.7)	>(100.0)

Income from continuing operations	61.8	23.8	38.0	>100.0
Loss from discontinued operations	—	(9.5)	9.5	100.0

Net income	61.8	14.3	47.5	>100.0
Net income attributable to noncontrolling interests	7.1	3.2	3.9	>100.0

Net income attributable to our stockholders	$54.7	$11.1	$43.6	>100.0%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in this Report.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.73 to $0.81 and the average market price per pound of HDPE in the U.S. increased from $0.67 to $0.82.

Net sales for the Liquid Entities and China Roots contributed $101.4 million and $9.3 million, respectively, to the increase. Higher unit volume increased net sales by approximately $74.7 million and the favorable impact of exchange rates increased net sales by $1.6 million. The remaining $54.7 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 5.6%.

On an operating segment basis, net sales for the year ended December 31, 2010, in North America increased $235.0 million, or 12.1%, from the year ended December 31, 2009. Higher unit volume increased net sales by approximately $78.2 million and the favorable impact of exchange rates increased net sales by $12.7 million. The remaining $144.1 million increase was largely driven by the net sales of the Liquid Entities of $101.4 million and higher resin costs, partially offset by net price reductions. North American net sales in the food and beverage, household and automotive lubricants product categories contributed $205.3 million, $11.6 million and $21.3 million, respectively, to the increase, while the personal care/specialty product category decreased by $3.2 million. Container units sold in North America increased in the food and beverage and household product categories by 11.9% and 5.8%, respectively, and decreased in the automotive lubricants and personal care/specialty product categories by 3.2% and 1.6%, respectively.

Net sales for the year ended December 31, 2010, in Europe decreased $9.9 million, or 4.2%, from the year ended December 31, 2009. The decrease in net sales was primarily due to the unfavorable impact of exchange rates of $5.8 million, net price reductions and lower unit volume, partially offset by higher resin costs.

Net sales for the year ended December 31, 2010, in South America increased $6.9 million, or 7.4%, from the year ended December 31, 2009. The increase in net sales was primarily due to price increases of $4.3 million, an increase in unit volume of approximately $1.2 million and greater sales of higher priced products, partially offset by the unfavorable impact of exchange rates of $5.4 million.

Net sales for the year ended December 31, 2010, in our Asian operations were $9.7 million. We began accounting for our new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots.

Gross Profit. Gross profit for the year ended December 31, 2010, increased in North America by $35.9 million, decreased in Europe by $11.6 million, increased in South America by $6.3 million and increased in Asia by $1.4 million, when compared to the year ended December 31, 2009. An increase in unit volume in the business excluding the 2010 acquisitions contributed $25.3 million to the increase. The acquisitions of the Liquid Entities and China Roots resulted in additional gross profit of $14.2 million, partially offset by the recognition of inventory step-up resulting from the purchase price allocation of $5.4 million. The remaining decrease of $2.1 million resulted from net price reductions referred to above, partially offset by ongoing productivity initiatives.

Selling, General and Administrative Expenses. The increase was primarily due to a one-time fee of $35.0 million to affiliates of the Graham Family and Blackstone to terminate the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), expenses related to the Liquid Entities and China Roots of $21.8 million (including expenses directly related to the acquisition and integration of the Liquid Entities and China Roots of $14.4 million), a payment of $8.0 million made to OnTech to settle its claims made against the Company (see “Legal Proceedings” (Part I, Item 3) for further discussion of this lawsuit), bonuses paid in connection with the IPO of $3.5 million and other costs incurred in connection with the IPO of $1.1 million, partially offset by a decrease in advisory service fees of $3.6 million, incentive compensation of $3.0 million and ongoing expense reduction efforts.

Asset Impairment Charges. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. During 2010 and 2009, we noted several factors indicating that there may be impairment in some of our asset groups. These included:

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

We conducted impairment tests in accordance with ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” and recorded impairment charges of $9.6 million for property, plant and equipment for the year ended December 31, 2010, compared to $41.8 million for the year ended December 31, 2009. Of the 2010 impairment charges related to property, plant and equipment, $5.3 million, $3.5 million and $0.8 million were recorded in North America, Europe and South America, respectively.

Interest Expense. The increase was primarily due to an increase in interest rates, partially offset by the discontinuance of hedge accounting for our interest rate collar and swap agreements of $6.8 million. The increase in interest rates was partially due to the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin. Additionally, although the average debt level for 2010 increased only slightly over 2009, certain additional borrowings resulting from the Liquid Acquisition had a higher interest rate than the interest rates on the debt that was extinguished in the first quarter of 2010 using the net proceeds from the IPO and the sale of additional shares following the IPO and due to the excess cash flow payment required by the Credit Agreement. Additionally, a portion of our term loans was extended in conjunction with these additional borrowings at a higher effective interest rate. See “—Liquidity and Capital Resources” for further details of our term loan extension in May 2009.

Net Loss on Debt Extinguishment. We made principal payments against the Credit Agreement of $114.2 million in February 2010 using the net proceeds from the IPO and of $14.7 million in March 2010 using the net proceeds from the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010. These principal payments resulted in a write-off of unamortized debt issuance fees and unamortized discount in the amount of $2.6 million. Additionally, on September 23, 2010, we amended the Credit Agreement and determined the amendment should be recorded as an extinguishment of debt in accordance with ASC 470-50-40, “Modifications and Extinguishments,” resulting in a loss on debt extinguishment of $28.5 million. The total loss on debt extinguishment for the year ended December 31, 2010, was $31.1 million. On May 28, 2009, we amended the Credit Agreement and determined the amendment should be recorded as an extinguishment of debt in accordance with ASC 470-50-40, resulting in a net gain on debt extinguishment of $0.8 million. In November 2009, we tendered our 8.50% senior unsecured notes due 2012, which resulted in a net loss on debt extinguishment of $9.5 million. The total net loss on debt extinguishment for the year ended December 31, 2009, was $8.7 million.

Write-off of Amounts in Accumulated Other Comprehensive Income Related to Interest Rate Swaps. In conjunction with the refinancing of the Credit Agreement that enabled us to purchase the Liquid Entities on September 23, 2010, we extinguished the senior secured term loan due October 7, 2011, which resulted in the write-off of the remaining unamortized amount in accumulated other comprehensive income (loss) related to our interest rate swaps.

Increase in Income Tax Receivable Obligations. We recognized $5.0 million of expense related to the increase in the deferred tax assets subject to the Income Tax Receivable Agreements (“ITRs”) for the year ended December 31, 2010. This amount reflects the increase in net recognized deferred tax assets subject to the ITRs from February 10, 2010, the date the ITRs became effective, through December 31, 2010. See “—Contractual Obligations and Commitments” for a more detailed description of the ITRs.

Other Expense (Income), Net. Other expense (income), net predominantly included net foreign exchange gains and losses for the years ended December 31, 2010 and 2009. Other expense, net for the year ended December 31, 2010, included a loss of $2.3 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Income Tax (Benefit) Provision. The decrease primarily resulted from a non-cash income tax benefit recognized during 2010 for the release of a significant portion of our valuation allowances related to deferred tax assets of various U.S. subsidiaries in the amount of $86.6 million and foreign subsidiaries in the amount of $3.8 million. The difference between our effective tax rate and the U.S. statutory tax rate is principally attributable to changes in the valuation allowance, the inability to offset foreign tax credits against domestic tax expense because of our net operating losses and the expense related to deferred tax liabilities (primarily book/tax basis differences in goodwill) that cannot be offset by net operating losses.

Net Income Attributable to Noncontrolling Interests. We allocate earnings and losses of Holdings to the noncontrolling interests based on the noncontrolling interests’ relative unit ownership percentage.

2009 Compared to 2008

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Year Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(Dollars in millions)
Net sales	$2,271.0	$2,559.0	$(288.0)	(11.3)%
Cost of goods sold	1,866.6	2,183.3	(316.7)	(14.5)

Gross profit (1)	404.4	375.7	28.7	7.6
% of net sales (2)	17.8%	14.7%
Selling, general and administrative expenses (1)	122.4	127.6	(5.2)	(4.1)
% of net sales (2)	5.4%	5.0%
Asset impairment charges	41.8	96.1	(54.3)	(56.5)
Net loss on disposal of property, plant and equipment	6.5	6.8	(0.3)	(4.4)

Operating income	233.7	145.2	88.5	61.0
% of net sales (2)	10.3%	5.7%
Interest expense	176.9	180.0	(3.1)	(1.7)
Interest income	(1.1)	(0.8)	(0.3)	(37.5)
Net loss on debt extinguishment	8.7	—	8.7	>100.0
Other (income) expense, net	(1.6)	0.4	(2.0)	>(100.0)
Income tax provision	27.0	13.0	14.0	>100.0

Income (loss) from continuing operations	23.8	(47.4)	71.2	>100.0
Loss from discontinued operations	(9.5)	(10.5)	1.0	9.5

Net income (loss)	14.3	(57.9)	72.2	>100.0
Net income attributable to noncontrolling interests	3.2	—	3.2	>100.0

Net income (loss) attributable to our stockholders	$11.1	$(57.9)	$69.0	>100.0%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in this Report.

(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The decrease in net sales was primarily due to a decrease in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. decreased from $0.87 to $0.73 and the average market price per pound of HDPE in the U.S. decreased from $0.86 to $0.67.

The unfavorable impact of exchange rates decreased net sales by $72.2 million. The remaining $215.8 million decrease was driven primarily by lower resin costs as described above and, to a lesser extent, net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 0.7%.

On an operating segment basis, net sales for the year ended December 31, 2009, in North America decreased $252.5 million, or 11.5%, from the year ended December 31, 2008. The unfavorable impact of exchange rates decreased net sales by approximately $34.4 million, and lower unit volume decreased net sales by approximately $27.4 million. The remaining $190.7 million decrease was largely driven by lower resin costs mentioned above, and, to a lesser extent, net price reductions. North American net sales in the food and beverage, household, personal care/specialty and automotive lubricants product categories contributed $148.8 million, $62.6 million, $12.6 million and $28.5 million, respectively, to the decrease. Container units sold in North America decreased in the household, personal care/specialty and automotive lubricants product categories by 0.8%, 3.6% and 7.4%, and increased in the food and beverage product category by 0.6%, respectively.

Net sales for the year ended December 31, 2009, in Europe decreased $38.5 million, or 14.0%, from the year ended December 31, 2008. The unfavorable impact of exchange rates decreased net sales by $28.4 million and the remaining decrease was primarily due to lower resin costs.

Net sales for the year ended December 31, 2009, in South America increased $3.0 million, or 3.3%, from the year ended December 31, 2008. The increase in net sales was primarily due to an increase in unit volume of approximately $7.9 million and price increases, partially offset by the unfavorable impact of exchange rates of $9.4 million.

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

We also evaluated the recoverability of our intangible assets, and consequently recorded no impairment charges related to intangible assets other than goodwill for the year ended December 31, 2009, as compared to $1.5 million for the year ended December 31, 2008. During 2008, we recorded impairment charges to our patented technologies and customer relationships of $1.0 million and $0.5 million, respectively, in the United States.

We conducted our annual test for goodwill impairment as of December 31, 2009, and recorded no impairment charges as compared to $1.4 million for the year ended December 31, 2008. The 2008 impairment charges were in connection with our plants in Brazil and Argentina.

Interest Expense. The decrease was primarily related to a decrease in interest rates (average 90-day LIBOR decreased from 2.9% for the year ended December 31, 2008, to 0.8% for the year ended December 31, 2009), lower debt levels and a decrease in amortization of deferred financing fees of $2.4 million. These decreases were partially offset by the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin and an increase to interest expense resulting from the discontinuance of hedge accounting for our interest rate collar and swap agreements of $3.8 million. See “—Liquidity and Capital Resources” for further details of our term loan extension in May 2009.

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

Income Tax Provision. Our tax expense exceeds the U.S. statutory rate primarily due to no tax benefit being recorded on losses in jurisdictions with valuation allowances, the inability to offset foreign tax credits against domestic tax expense because of our net operating losses and the expense related to deferred tax liabilities (primarily book/tax basis differences in goodwill) that cannot be offset by net operating losses. The increase primarily resulted from a benefit recognized during the third quarter of 2008 associated with Mexican asset tax credit carryforwards, increased profitability of our Spanish and Mexican subsidiaries, valuation allowance adjustments in our Mexican and Brazilian subsidiaries and increases to domestic deferred tax liabilities that cannot be offset by net operating losses and other deferred tax assets.

Net Income Attributable to Noncontrolling Interests. We allocate earnings and losses of Holdings to the noncontrolling interests based on the noncontrolling interests’ relative unit ownership percentage. Accumulated net losses attributable to the noncontrolling interests exceeded their carrying values in 2008. Accordingly, net losses attributable to the noncontrolling interests of $8.6 million in 2008 have been attributed to our stockholders.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $2.2 million and $1.5 million outstanding as of December 31, 2010 and 2009, respectively. Included in other expense (income), net were foreign exchange losses of $3.0 million, including a loss of $2.3 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, foreign exchange gains of $1.9 million and foreign exchange losses of $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net sales for our Venezuelan subsidiary were $6.0 million for the year ended December 31, 2010.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of equity (deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations decreased comprehensive income by $2.0 million, increased comprehensive income by $19.6 million and increased comprehensive loss by $65.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Liquidity and Capital Resources

In 2010, 2009 and 2008, we generated $230.1 million, $325.5 million and $211.2 million of cash flow from operations, respectively, and in 2010 we generated $165.4 million of net proceeds from our IPO and subsequent sale of shares following our IPO. In addition, for 2010, 2009 and 2008, we had cash and cash equivalents of $153.0 million, $147.8 million and $43.9 million, respectively. These funds, together with proceeds from financing activity discussed below, were primarily used to fund $156.5 million, $145.0 million and $144.4 million of net cash paid for property, plant and equipment for 2010, 2009 and 2008, respectively, $579.0 million and $1.4 million of acquisitions for 2010 and 2009, respectively, $35.9 million and $27.2 million of debt issuance fee payments for 2010 and 2009, respectively, $4.1 million of cash paid for the sale of a business for 2009 and $3.0 million of IPO fees paid for 2009.

The cash generated from operating activities for 2010 came primarily from our net income adjusted for non-cash items and, to a lesser extent, a reduction in working capital, excluding the acquired assets and assumed liabilities of the acquired companies.

In 2010, we acquired the following: the Liquid Entities for a net cost of approximately $563.1 million, net of cash acquired of $1.2 million; China Roots for a net cost of approximately $14.4 million, net of cash acquired of $1.0 million; and certain miscellaneous blow molding fixed assets and related business for approximately $1.4 million.

Financing activities in 2010 included the paydown of the Term Loans (as defined herein) using the net proceeds from our IPO and subsequent sale of shares following our IPO of $165.4 million. In addition, $62.5 million was repaid on the Term Loans as an excess cash flow payment required by the Credit Agreement and $15.9 million was repaid on the Term Loans for regular amortization. Additionally, we refinanced the Credit Agreement and issued additional senior notes on September 23, 2010, that enabled us to purchase the Liquid Entities, as more fully discussed below.

As of December 31, 2010, our Credit Agreement, as amended, consisted of a senior secured term loan of $1,019.6 million ($1,032.9 million aggregate outstanding principal amount less $13.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $915.1 million ($910.7 million aggregate outstanding principal amount plus $4.4 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company, and a $124.8 million senior secured revolving credit facility (the “Revolver”) with availability of $110.0 million (as reduced by $14.8 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of our 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of our 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $19.6 million in 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014 and $874.2 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

On May 28, 2009, certain of our Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment, conditioned on the refinancing in full of our senior notes due 2012, which occurred in November 2009. Subsequent to the IPO, we received a $12.0 million increase to our revolving commitments. As of December 31, 2010, we had $124.8 million of commitments that will expire on October 1, 2013.

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

As of December 31, 2010, we were in compliance with all covenants in the Credit Agreement.

On September 23, 2010, in conjunction with the Liquid Acquisition, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”). Besides these notes, as of December 31, 2010, we also had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017) and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum. On December 1, 2010, the Operating Company and CapCo I completed an Exchange Offer whereby the Senior Notes due 2017 and Senior Notes due 2018 were exchanged for Notes registered under the Securities Act of 1933, as amended.

At December 31, 2010, our total indebtedness was $2,832.8 million, net of $11.8 million unamortized discount, and our indebtedness net of cash was $2,679.9 million.

Unused lines of credit, including the Revolver, at December 31, 2010 and 2009, were $120.2 million and $245.6 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

We expect to fund scheduled debt repayments in 2011 with cash flow from operations. We believe our ability to generate cash flow from operations will be adequate to meet anticipated cash requirements to fund working capital, capital spending and other cash needs for the next twelve months.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. No excess cash flow payment is due for the year ended December 31, 2010. As of December 31, 2010, we were in compliance with the financial ratios and tests specified in the Credit Agreement and we currently anticipate being able to comply with such financial ratios and tests for the next fiscal year, however, we cannot give any assurance this will occur.

The Credit Agreement defines covenant compliance EBITDA as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), generated by Holdings, further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Adjusted EBITDA is defined by us as covenant compliance EBITDA, less project startup costs and certain other administrative expenses. Further, adjusted EBITDA is one of several measures we use to determine management incentive compensation. Covenant compliance EBITDA and adjusted EBITDA are not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA and adjusted EBITDA amounts in this annual report on Form 10-K is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures, as well as information as to how management is compensated. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of income from continuing operations to covenant compliance EBITDA and adjusted EBITDA is as follows:

Reconciliation of income from continuing operations to EBITDA:

	Four Quarters Ended December 31,
	2010	2009
	(In millions)
Income from continuing operations	$61.8	$23.8
Interest income	(0.7)	(1.1)
Interest expense	185.6	176.9
Income tax (benefit) provision	(50.7)	27.0
Depreciation and amortization	171.1	158.6

EBITDA	$367.1	$385.2

Reconciliation of EBITDA to covenant compliance EBITDA:

	Four Quarters Ended December 31,
	2010	2009
	(In millions)
EBITDA	$367.1	$385.2
Asset impairment charges	9.6	41.8
Increase in income tax receivable obligations	5.0	—
Other non-cash charges (a)	4.9	7.3
Fees related to monitoring agreements (b)	1.5	5.0
Net loss on debt extinguishment	31.1	8.7
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	7.0	—
Contract termination fee and IPO-related expenses (c)	39.6	0.2
Acquisition and integration expenses (d)	20.3	—
Venezuelan hyper-inflationary accounting	2.3	—
Reorganization and other costs (e)	16.0	14.2
Other administrative expenses (f)	—	0.1

Adjusted EBITDA (g)	504.4	462.5
Project startup costs (h)	11.5	12.1
Other administrative expenses (i)	0.6	0.7

Covenant compliance EBITDA	$516.5	$475.3

(a)	Represents the net loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C., through the date of the IPO, and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement, the Monitoring Agreement and the Sixth Amended and Restated Limited Partnership Agreement.
(c)	Represents costs related to the termination of the Monitoring Agreement, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to the acquisition and integration of the Liquid Entities, China Roots and other entities.
(e)	Represents costs related to a settlement to OnTech for claims against us (see “Part I, Item 3. Legal Proceedings” for further discussion of this lawsuit), plant closures, employee severance and other costs defined in the Credit Agreement.
(f)	Represents administrative expenses incurred by us and paid by Blackstone on our behalf.
(g)	We use adjusted EBITDA as one factor in the setting of incentive compensation.
(h)	Represents costs associated with startups of manufacturing lines to produce new products.
(i)	Represents administrative expenses specific to GPC which are excluded from the computation of covenant compliance EBITDA.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured net debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended December 31, 2010, the Operating Company’s covenant compliance EBITDA was $516.5 million and the senior secured net debt to covenant compliance EBITDA ratio was 3.5x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement. Given the level of senior secured debt as of December 31, 2010, the Operating Company’s covenant compliance EBITDA could have fallen by $186.8 million to $329.7 million for the four quarters ended December 31, 2010, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.8x for the four quarters ended December 31, 2010.

We utilize adjusted EBITDA and free cash flow (as defined herein) as important internal metrics in managing our business. We consider adjusted EBITDA an operating metric and free cash flow a liquidity metric. Among other things, these metrics are used to determine incentive compensation. Adjusted EBITDA and free cash flow are not intended to represent, and should not be considered more meaningful than, or as an alternative to, income from continuing operations and net cash provided by operating activities, respectively, in both cases as calculated in accordance with generally accepted accounting principles.

We define free cash flow as cash flow from operations, less cash paid for property, plant and equipment, and further adjusted for certain non-recurring items, as follows:

	Year Ended December 31,
	2010	2009
	(In millions)
Net cash provided by operating activities	$230.1	$325.5
Cash paid for property, plant and equipment	(157.1)	(146.0)
Acquisition and integration expenses	11.2	—
Contract termination fee and IPO-related expenses	39.6	0.2

Free cash flow	$123.8	$179.7

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

Under the Credit Agreement, as amended, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	with respect to overhead, tax and tax-related liabilities, ITRs obligations, legal, accounting and other professional fees and expenses; and

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

Cash paid for property, plant and equipment, excluding acquisitions, for 2010, 2009 and 2008 was $157.1 million, $146.0 million and $148.6 million, respectively. Our largest capital spending for 2010 included machinery and tooling equipment purchases for the introduction of bottle manufacturing for a large beverage customer in South America, the installation of a new bottle line for a large beverage customer at our new on-site facility in Mexico, and increasing production capacity through plant infrastructure improvements and machine upgrades in South America to better service a large automotive customer. All of these projects were substantially complete by year end 2010. We believe that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. We estimate that on average the maintenance capital expenditures are approximately $40 million to $50 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve our cost structure.

For the year 2011, we expect to incur capital expenditures ranging from $165 million to $185 million. We also expect to incur some capital expenditures associated with the integration of the Liquid Entities into our operating network. We expect this number to be between $10 million and $20 million over the next two years. However, total capital expenditures will depend on the size and timing of growth related opportunities. Our principal source of cash to fund ongoing operations and capital requirements has been and is expected to continue to be cash flow from operations. We believe that cash flow from operations will be sufficient to fund our ongoing operations and foreseeable capital requirements. In connection with plant expansion and improvement programs, we had commitments for capital expenditures of $15.8 million at December 31, 2010.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. For a further description of these agreements see “—Off-Balance Sheet Arrangements.”

Contractual Obligations and Commitments

The following table sets forth our significant contractual obligations and commitments as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	2011	2012 and 2013	2014 and 2015	2016 and beyond
	(In thousands)
Long-term debt obligations (a)	$2,843,078	$36,833	$43,182	$1,394,617	$1,368,446
Capital lease obligations	1,514	985	529	—	—
Interest payments (b)	964,558	212,065	401,414	234,631	116,448
Operating lease obligations	142,710	33,448	52,201	31,306	25,755
Capital expenditures	15,786	15,786	—	—	—
Fees to the Graham Family (c)	5,000	1,000	2,000	2,000	—
Other contractual obligations	9,496	640	1,661	1,692	5,503

Total	$3,982,142	$300,757	$500,987	$1,664,246	$1,516,152

(a)	Amounts exclude the unamortized net discounts related to the Credit Agreement and Senior Notes due 2017 of $11.8 million as of December 31, 2010.
(b)	Interest payments are calculated based upon our 2010 year-end actual interest rates.
(c)	Represents annual fees payable to the Graham Family under the limited partnership agreement of Holdings. Such agreement has no contractual term and for purposes of this table is assumed to be outstanding for a period of five years. For further information of such agreement, see Note 15, “Transactions with Related Parties,” of the Notes to Consolidated Financial Statements included in this Report.

In addition to the amounts included above, in 2011 we expect to make cash contributions to our pension plans of approximately $5.3 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

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

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $61.7 million as of December 31, 2010, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 21, “Income Taxes,” of the Notes to Consolidated Financial Statements included in this Report.

Other contractual obligations include certain derivatives with a net liability of $7.8 million as of December 31, 2010. We would have been required to pay this amount to the counterparties to settle these derivatives at December 31, 2010. As required under ASC 815-30, “Derivative Instruments and Hedging Activities,” these derivatives will be revalued at each balance sheet date, potentially resulting in a different asset or liability position. Based on the uncertainty of timing and amounts of payments in the future, these derivative contracts are excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2010 and 2009, we had sold $18.4 million and $15.7 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

As part of our review for impairment of long-lived assets during the year ended December 31, 2010, we performed an evaluation of indicators of possible impairment. Long-lived assets, with a net book value of $193.7 million, were identified as having a carrying value that may not be recoverable. Our further evaluation of these assets (“Step 1 analysis”) indicated that assets with a net book value of $187.8 million were not impaired, as the estimated undiscounted cash flows exceeded the net book value. Assets with a net book value of $5.9 million required further evaluation (“Step 2 analysis”) for impairment as a result of the net book value exceeding the estimated undiscounted cash flows. The estimated fair value of such assets was compared to the net book value, resulting in impairment charges (including impairment charges related to idle assets with no future value identified during the year totaling $5.6 million) of $9.6 million for the year ended December 31, 2010. For assets that were considered not to be impaired following the Step 1 analysis, the expected undiscounted future cash flows substantially exceeded the total net book value of such assets.

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

The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring as of the end of each year. We define the carrying value of the reporting unit using an enterprise premise which is determined, in general, by subtracting operating liabilities from the total assets of the applicable reporting unit. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units, and is reconciled to our determination of total enterprise fair value. The financial projections are management’s best estimates based on current and forecasted market conditions. The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margins and discount factors; such assumptions are consistent with our annual budgeting and forecasting process. Changes in economic and operating conditions impacting these assumptions could result in additional impairment charges in future periods. Our methodology for determining fair values remained consistent for reported periods.

Our evaluation as of December 31, 2010, resulted in no impairment charges. A 1% increase in the discount rates used in our evaluation would have resulted in a reduction of enterprise fair value of reporting units tested of approximately $441 million and no additional impairment charge for the year ended December 31, 2010, except for the Netherlands where further analysis would be required to determine if any impairment charge would be required. The goodwill remaining on the books as of December 31, 2010, was $589.5 million, $36.7 million, $11.9 million, $3.5 million and $1.5 million for the reporting units of the U.S., Mexico, Poland, the Netherlands and China, respectively. The estimated fair values determined for each of these reporting units substantially exceeded their respective carrying values as of December 31, 2010, with the exception of the Netherlands.

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

Benefit Plans

We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets, as determined by management. These rates are based on market interest rates, and therefore, fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. Our primary U.S. defined benefit plan for hourly and salaried employees was frozen to future salary and service accruals in 2006.

These assumptions change based on changes in rates derived from high-quality long-term bond indices, the terms of which approximate the term of the cash flows to pay the accumulated benefit obligations when due. A decrease of 50 basis points in the discount rate and the long-term rate of return on plan assets, assuming no other changes in estimates, would have increased the amount of the required annual expense by approximately $0.7 million for the year ended December 31, 2010, and increased the pension liability by $0.5 million as of December 31, 2010.

Income Taxes

We account for income taxes in accordance with ASC 740-10, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our assumptions regarding future realization may change due to future operating performance and other factors.

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

Pursuant to the requirements of ASC 740-10-30, “Establishment of a Valuation Allowance for Deferred Tax Assets,” we assessed the realizability of deferred tax assets based on an evaluation of positive and negative evidence. As a result of this analysis, we determined that the recorded valuation allowances on the net deferred tax assets of certain domestic subsidiaries in the amount of $86.6 million and certain foreign subsidiaries in the amount of $3.8 million were not required and were reversed during the fourth quarter of the year ended December 31, 2010. The remaining valuation allowance of $249.9 million primarily relates to the uncertainty of realizing the benefits arising from tax loss and credit carryforwards existing primarily at GPC, together with less significant amounts recorded at certain other foreign jurisdictions and domestic subsidiaries. The valuation allowance decrease in 2010 of $80.0 million results from this valuation allowance reversal and is offset by increases related to current year losses in other domestic and foreign subsidiaries.

Income Tax Receivable Agreements

In connection with the IPO, GPC entered into separate ITRs with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with GPC Holdings, L.P., an affiliate of the Graham Family. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized (or is deemed to be realized in the case of an early termination or change in control as further described in the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets related to (1) the 1998 acquisition of Holdings and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. Payments under the ITRs are not conditioned upon these parties’ continued ownership of GPC or Holdings.

We expect that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for GPC common stock depending on the timing and value of such exchanges. This range is based on our assumptions using various items, including valuation analysis and historical tax basis amounts. This range also includes step-ups related to the Graham Family’s exchange of 1,324,900 limited partnership units through December 31, 2010. We recognize net deferred income tax assets, including net deferred income tax assets subject to the ITRs, in accordance with the guidance included in ASC 740, “Income Taxes.” As a result, changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as non-operating income or expense. As of December 31, 2010, the value of the ITRs obligations was $11.5 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on Holdings’ ability to make distributions. Upon the effective date of the respective ITRs, we recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. Additionally, we recorded $5.0 million in non-operating expense related to the increase in the ITRs obligations for the year ended December 31, 2010. For the year ended December 31, 2010, no payments have been made under the ITRs.

For disclosure of all of our significant accounting policies see Note 1 of the Notes to Consolidated Financial Statements included in this Report.

Recently Issued Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

Subsequent Event

On January 13, 2011, Graham Alternative Investment Partners I, LP (“GAIP”), Graham Capital Company (“GCC”) and GPC Investments, LLC (“GPCI”) exercised their rights under the Exchange Agreement to exchange on a one-for-one basis Holdings limited partnership units for shares of GPC’s common stock. On January 13, 2011, GAIP, GCC and GPCI exchanged 1,500,000, 240,000 and 26,681 Holdings limited partnership units, respectively, for the same number of shares of GPC’s common stock. Holdings issued an aggregate of 1,766,681 limited partnership units to GPC in consideration for the corresponding number of limited partnership units surrendered and extinguished as a result of such exchanges. No underwriters were involved in the transactions, and the transactions were exempt from the registration requirements under Section 4(2) of the Securities Act. This exchange will impact the ITRs obligations, for which we are currently in the process of determining the impact.

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

Interest Rate Risk

We had significant long- and short-term debt commitments outstanding as of December 31, 2010. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. We manage our interest rate risk by entering into interest rate swap and collar agreements. Based on the outstanding amount of our variable-rate indebtedness at December 31, 2010, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $0.2 million, excluding the impact of our interest rate swap agreements at December 31, 2010. All of our derivative financial instrument transactions are entered into for non-trading purposes.

Our financial instruments at December 31, 2010, including derivative instruments, which expose us to interest rate risk and market risk are presented in the table below. For variable-rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31, 2010. For fixed-rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. Amounts in the table exclude the unamortized net discounts related to the Credit Agreement and the Senior Notes due 2017 of $11.8 million as of December 31, 2010. For interest rate swap agreements, the table presents notional amounts and interest rates, by expected (contractual) maturity date, including the pay rates and the receive rates (actual interest rates at December 31, 2010). The interest rate swap agreements are accounted for as cash flow hedges. Notes 13 and 14 of the Notes to Consolidated Financial Statements included in this Report should be read in conjunction with the table below.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest Rate Swap Agreements at December 31, 2010							Fair Value at December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable-rate borrowings, including short-term amounts	$33,411	$22,159	$19,941	$1,010,487	$9,130	$865,068	$1,960,196	$1,977,050
Average interest rate	9.56%	7.34%	6.57%	6.74%	6.00%	6.00%	6.46%
Fixed-rate borrowings	$4,407	$1,602	$9	$375,000	$—	$503,378	$884,396	$915,139
Average interest rate	14.43%	12.98%	3.90%	9.88%		8.25%	8.98%
Total interest rate sensitive liabilities	$37,818	$23,761	$19,950	$1,385,487	$9,130	$1,368,446	$2,844,592	$2,892,189

Derivatives matched against liabilities:
Pay fixed swaps	$350,000	—	—	—	—	—	$350,000	$(7,813)
Pay rate	4.08%	—	—	—	—	—	4.08%
Receive rate	0.29%	—	—	—	—	—	0.29%

Foreign Currency Exchange Rate Risk

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. Foreign currency exchange contracts are accounted for as cash flow hedges. At December 31, 2010 and 2009, we had foreign currency exchange contracts outstanding for the purchase of pound sterling and U.S. dollars in an aggregate amount of $2.2 million and pound sterling in an amount of $1.5 million, respectively.

Commodity Pricing Risk

We purchase commodities for our products such as HDPE and PET resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. In the past, we managed a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. We entered into natural gas swap agreements to hedge approximately 54% of our domestic exposure to fluctuations in natural gas prices for the year ended December 31, 2009. At December 31, 2010, we had no natural gas swap agreements outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Packaging Company Inc.

York, Pennsylvania

We have audited the accompanying consolidated balance sheets of Graham Packaging Company, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included financial statement schedules I and II listed in the index at Item 15(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company adopted a new accounting and reporting standard related to non-controlling interest.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 24, 2011

GRAHAM PACKAGING COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$152,964	$147,808
Accounts receivable, net	216,368	191,685
Inventories	247,166	194,702
Deferred income taxes	14,616	3,446
Prepaid expenses and other current assets	42,363	58,297

Total current assets	673,477	595,938
Property, plant and equipment	2,248,597	1,974,152
Less accumulated depreciation and amortization	1,045,455	956,374

Property, plant and equipment, net	1,203,142	1,017,778
Intangible assets, net	195,780	43,012
Goodwill	643,064	437,058
Other non-current assets	91,364	32,506

Total assets	$2,806,827	$2,126,292

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$34,007	$100,657
Accounts payable	142,585	111,013
Accrued expenses and other current liabilities	196,432	186,806
Deferred revenue	32,471	30,245

Total current liabilities	405,495	428,721
Long-term debt	2,798,824	2,336,206
Deferred income taxes	32,428	24,625
Other non-current liabilities	100,804	99,854
Commitments and contingent liabilities (see Notes 22 and 23)
Equity (deficit):
Graham Packaging Company Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, shares issued and outstanding 63,311,512 and 42,998,786	633	430
Additional paid-in capital	459,422	297,470
Retained earnings (deficit)	(977,318)	(1,032,887)
Notes and interest receivable for ownership interests	(4,838)	(6,353)
Accumulated other comprehensive income (loss)	(22,508)	(31,123)

Graham Packaging Company Inc. stockholders’ equity (deficit)	(544,609)	(772,463)
Noncontrolling interests	13,885	9,349

Equity (deficit)	(530,724)	(763,114)

Total liabilities and equity (deficit)	$2,806,827	$2,126,292

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$2,512,733	$2,271,034	$2,558,954
Cost of goods sold	2,076,284	1,866,585	2,183,286

Gross profit	436,449	404,449	375,668

Selling, general and administrative expenses	181,359	122,490	127,568
Asset impairment charges	9,621	41,826	96,064
Net loss on disposal of property, plant and equipment	3,758	6,452	6,834

Operating income	241,711	233,681	145,202
Interest expense	185,581	176,861	180,042
Interest income	(663)	(1,103)	(804)
Net loss on debt extinguishment	31,132	8,726	—
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	6,988	—	—
Increase in income tax receivable obligations	4,971	—	—
Other expense (income), net	2,613	(1,551)	404

Income (loss) before income taxes	11,089	50,748	(34,440)
Income tax (benefit) provision	(50,700)	27,014	12,977

Income (loss) from continuing operations	61,789	23,734	(47,417)
Loss from discontinued operations	—	(9,481)	(10,506)

Net income (loss)	61,789	14,253	(57,923)
Net income attributable to noncontrolling interests	7,077	3,174	—

Net income (loss) attributable to Graham Packaging Company Inc. stockholders	$54,712	$11,079	$(57,923)

Earnings per share:
Income (loss) from continuing operations per share:
Basic	$0.91	$0.45	$(1.10)
Diluted	$0.89	$0.44	$(1.10)
Loss from discontinued operations per share:
Basic	$—	$(0.19)	$(0.25)
Diluted	$—	$(0.19)	$(0.25)
Net income (loss) attributable to Graham Packaging Company Inc. stockholders per share:
Basic	$0.91	$0.26	$(1.35)
Diluted	$0.89	$0.25	$(1.35)
Weighted average shares outstanding:
Basic	60,334,473	42,981,204	42,975,419
Diluted	61,410,535	42,985,179	42,975,419

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$61,789	$14,253	$(57,923)

Other comprehensive income (loss):
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all years presented)	—	490	(22,361)
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all years presented) (1)	12,956	9,621	—
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of tax benefits of $206, $118 and $342 for 2010, 2009 and 2008, respectively)	(4,118)	10,432	(29,028)
Foreign currency translation adjustments (net of tax benefits of $90, $22 and $985 for 2010, 2009 and 2008, respectively)	(1,966)	19,579	(65,941)

Total other comprehensive income (loss)	6,872	40,122	(117,330)

Comprehensive income (loss)	68,661	54,375	(175,253)
Comprehensive income attributable to noncontrolling interests	7,727	9,215	—

Comprehensive income (loss) attributable to Graham Packaging Company Inc. stockholders	$60,934	$45,160	$(175,253)

(1)	Amount for the year ended December 31, 2010, includes the write-off of the remaining amount of $7.0 million as a result of the extinguishment of the Term Loan B (as defined herein) on September 23, 2010.

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings	Notes and Interest Receivable for Ownership	Accumulated Other Comprehensive	Graham Packaging Company Inc. Stockholders’ Equity	Non- controlling	Equity
	Shares	Amount	Capital	(Deficit)	Interests	Income (Loss)	(Deficit)	Interests	(Deficit)

Consolidated balance at January 1, 2008	42,975,419	$430	$293,850	$(986,043)	$(6,171)	$52,126	$(645,808)	$—	$(645,808)
Net loss for the year	—	—	—	(57,923)	—	—	(57,923)	—	(57,923)
Other comprehensive loss	—	—	—	—	—	(117,330)	(117,330)	—	(117,330)
Stock compensation expense	—	—	2,560	—	—	—	2,560	—	2,560
Interest on notes receivable	—	—	—	—	(121)	—	(121)	—	(121)
Equity transaction of consolidated subsidiary	—	—	240	—	—	—	240	—	240

Consolidated balance at December 31, 2008	42,975,419	430	296,650	(1,043,966)	(6,292)	(65,204)	(818,382)	—	(818,382)
Net income for the year	—	—	—	11,079	—	—	11,079	3,174	14,253
Other comprehensive income	—	—	—	—	—	34,081	34,081	6,041	40,122
Stock compensation expense	—	—	761	—	—	—	761	134	895
Interest on notes receivable	—	—	—	—	(273)	—	(273)	—	(273)
Repayment of notes receivable	—	—	—	—	387	—	387	—	387
Purchase of ownership interests	—	—	—	—	(175)	—	(175)	—	(175)
Net proceeds from net issuance of ownership interests	23,367	—	59	—	—	—	59	—	59

Consolidated balance at December 31, 2009	42,998,786	430	297,470	(1,032,887)	(6,353)	(31,123)	(772,463)	9,349	(763,114)
Net income for the year	—	—	—	54,712	—	—	54,712	7,077	61,789
Other comprehensive income	—	—	—	—	—	6,222	6,222	650	6,872
Stock compensation expense	—	—	1,090	—	—	—	1,090	122	1,212
Units of Holdings (as defined herein) issued under compensation plans	—	—	—	—	—	—	—	4,344	4,344
Interest on notes receivable	—	—	—	—	(367)	—	(367)	—	(367)
Repayment of notes receivable	—	—	—	—	1,882	—	1,882	—	1,882
Net proceeds from initial issuance of common stock	18,232,267	183	162,975	—	—	—	163,158	—	163,158
Common stock issued under exchange agreements	2,080,459	20	4,387	857	—	2,393	7,657	(7,657)	—
Initial obligations under income tax receivable agreements	—	—	(6,500)	—	—	—	(6,500)	—	(6,500)

Consolidated balance at December 31, 2010	63,311,512	$633	$459,422	$(977,318)	$(4,838)	$(22,508)	$(544,609)	$13,885	$(530,724)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$61,789	$14,253	$(57,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171,088	159,417	177,784
Amortization of debt issuance fees	6,109	7,961	10,343
Accretion of senior unsecured notes	476	47	—
Net loss on debt extinguishment	31,132	8,726	—
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	6,988	—	—
Net loss on disposal of property, plant and equipment	3,758	9,991	6,834
Pension expense	3,151	5,118	2,625
Asset impairment charges	9,621	47,721	103,922
Unrealized loss on termination of cash flow hedge accounting	(2,973)	3,798	—
Stock compensation expense	1,212	895	2,560
Equity income from unconsolidated subsidiaries	(49)	(4)	—
Deferred tax (benefit) provision	(65,925)	9,082	932
Increase in income tax receivable obligations	4,971	—	—
Foreign currency transaction (gain) loss	(191)	254	(1,621)
Interest receivable on loans to owners	(367)	(273)	(121)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	14,134	42,203	1,651
Inventories	(14,369)	28,600	30,674
Prepaid expenses and other current assets	14,402	1,459	(12,195)
Other non-current assets	(11,633)	(4,599)	(6,426)
Accounts payable and accrued expenses	9,228	430	(41,299)
Pension contributions	(7,339)	(16,328)	(7,991)
Other non-current liabilities	(5,126)	6,718	1,452

Net cash provided by operating activities	230,087	325,469	211,201

Investing activities:
Cash paid for property, plant and equipment	(157,119)	(146,011)	(148,576)
Proceeds from sale of property, plant and equipment	631	984	4,156
Acquisitions of/investments in businesses, net of cash acquired	(579,049)	(1,385)	—
Cash paid for sale of businesses	(55)	(4,118)	—

Net cash used in investing activities	(735,592)	(150,530)	(144,420)

Financing activities:
Proceeds from issuance of long-term debt	708,841	311,889	328,182
Payment of long-term debt	(333,463)	(355,847)	(362,024)
Debt issuance fees	(35,856)	(27,193)	—
Proceeds from the issuance of common stock, net of underwriting discount of $11.3 million	171,055	—	—
Payment of other expenses for the issuance of common stock	(5,669)	(3,023)	—
Repayment of notes and interest for ownership interests	1,882	387	—
Proceeds from issuance of ownership interests	4,344	—	240
Net proceeds from net issuance of ownership interests	—	59	—
Purchase of ownership interests	—	(175)	—

Net cash provided by (used in) financing activities	511,134	(73,903)	(33,602)

Effect of exchange rate changes on cash and cash equivalents	(473)	2,893	(7,614)

Increase in cash and cash equivalents	5,156	103,929	25,565
Cash and cash equivalents at beginning of year	147,808	43,879	18,314

Cash and cash equivalents at end of year	$152,964	$147,808	$43,879

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$161,122	$177,664	$169,035
Cash paid for income taxes (net of refunds)	$21,064	$19,210	$9,295
Non-cash investing and financing activities:
Capital leases	$—	$1,551	$403
Accruals for purchases of property, plant and equipment	$10,587	$10,469	$13,806
Accruals related to acquisitions	$826	$—	$—
Accruals for debt issuance fees	$136	$335	$—

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1.	Significant Accounting Policies

Description of Business

The Company focuses on the manufacture and sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, personal care/specialty and automotive lubricants product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, China, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

Principles of Consolidation

The consolidated financial statements include the operations of Graham Packaging Company Inc. (“GPC”), formerly BMP/Graham Holdings Corporation, a Delaware corporation formed by Blackstone Capital Partners III Merchant Banking Fund L.P.; BCP/Graham Holdings L.L.C. (“BCP” and together with GPC, the “Equity Investors”), a Delaware limited liability company and a wholly-owned subsidiary of GPC; Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, formerly known as Graham Packaging Company; Holdings’ wholly-owned subsidiary Graham Packaging Company, L.P. (the “Operating Company”), a Delaware limited partnership, formerly known as Graham Packaging Holdings I, L.P.; and subsidiaries thereof. These entities and assets, as well as other wholly-owned subsidiaries of GPC and Holdings, are referred to collectively as Graham Packaging Company Inc. (the “Company”).

GPC owned an 88.0% limited partnership interest and BCP owned a 2.9% general partnership interest in Holdings as of December 31, 2010. The Graham Family (defined as Graham Capital Company, GPC Investments, LLC, Graham Alternative Investment Partners I, LP, Graham Engineering Corporation and other entities controlled by Donald C. Graham and his family) owned a 9.0% limited partnership interest in Holdings as of December 31, 2010. A former member of management owned a 0.1% limited partnership interest in Holdings as of December 31, 2010. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly-owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

In addition, the consolidated financial statements of the Company include GPC Capital Corp. I (“CapCo I”), a wholly-owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly-owned subsidiary of Holdings. The purpose of CapCo I is solely to act as co-obligor with the Operating Company under the Notes (as defined herein) and as co-borrower with the Operating Company under the Credit Agreement (as defined herein). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any independent operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

GPC (63.6% owned by Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, “Blackstone”), 0.9% owned by the Graham Family, 0.2% owned by management and 35.3% owned by other investors as of December 31, 2010) has no operations. GPC’s only assets are its direct and indirect investments in Holdings and its ownership of BCP. Holdings has no assets, liabilities or operations other than its direct and indirect investments in the Operating Company and its ownership of CapCo II and GPC Opco GP L.L.C. Holdings has fully and unconditionally guaranteed the Notes of the Operating Company and CapCo I.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

Noncontrolling Interests

On January 1, 2009, the Company adopted new guidance issued under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations.” This guidance establishes new standards that govern the accounting for, and reporting of, noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Specifically, the guidance requires that: (1) a noncontrolling interest, previously referred to as minority interest, is to be reported as part of equity in the consolidated financial statements; (2) losses are to be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, thereby reducing the losses attributed to the controlling interest; (3) changes in ownership interest are to be treated as equity transactions if control is maintained; (4) changes in ownership interest resulting in a gain or loss are to be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired is to be recorded at fair value, plus its share of goodwill. The provisions under this guidance are prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009, and the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, reflect this guidance.

The Company attributes earnings and losses of Holdings to the noncontrolling interests of Holdings based on the noncontrolling interests’ relative unit ownership percentages. Net income attributable to the noncontrolling interests was $7.1 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively. Net loss attributable to the noncontrolling interests of $8.6 million for the year ended December 31, 2008, has been allocated to the GPC stockholders. As of December 31, 2010, accumulated comprehensive income of $13.9 million attributable to the noncontrolling interests is included in a separate component of equity (deficit). As of December 31, 2010, accumulated losses, incurred prior to the adoption of this guidance, of $69.9 million attributable to the noncontrolling interests have been allocated to the GPC stockholders and are included in the retained deficit.

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

Research and Development Costs

The Company expenses costs to research, design and develop new packaging products and technologies as incurred. Such costs, net of any reimbursement from customers, were $10.3 million, $9.9 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Equity Investments

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

Investments in which the Company owns 20% to 50% of the common stock of, or otherwise exercises significant influence over, an investee are accounted for under the equity method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments, the proportionate share of earnings and losses and distributions. The Company reviews the value of equity method investments and records impairment charges in the consolidated statement of operations for any decline in value that is determined to be other-than-temporary. The carrying value of this investment as of each of December 31, 2010 and 2009, was $1.4 million.

On August 12, 2009, the Company purchased a 22% interest in PPI Blow Pack Private Limited, an Indian limited liability company, for $1.4 million which is being accounted for under the equity method of accounting and is reflected in other non-current assets.

Cash and Cash Equivalents

The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents. Outstanding checks of $9.6 million and $7.3 million as of December 31, 2010 and 2009, respectively, are included in accounts payable on the Consolidated Balance Sheets.

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

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market with cost determined by the first-in, first-out (“FIFO”) method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical usage and market conditions. See Note 6.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company capitalizes significant improvements, and charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company accounts for its molds in accordance with the guidance under ASC 340-10, “Pre-Production Costs Related to Long-Term Supply Arrangements.” All capitalizable molds, whether owned by the Company or its customers, are included in property, plant and equipment in the Consolidated Balance Sheets. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 2 to 31.5 years. Depreciation and amortization are included in cost of goods sold and selling, general and administrative expenses on the Consolidated Statements of Operations based on the use of the assets. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

Conditional Asset Retirement Obligations

The Company accounts for obligations associated with the retirement of its tangible long-lived assets in accordance with ASC 410-20, “Asset Retirement Obligations.” The Company recognizes a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company records corresponding amounts for the asset retirement obligations as increases in the carrying amounts of the related long-lived assets, which are then depreciated over the useful lives of such long-lived assets. The net present value of these obligations was $12.4 million and $11.1 million as of December 31, 2010 and 2009, respectively, which is included in other non-current liabilities.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

Goodwill and Intangible Assets

The Company accounts for purchased goodwill in accordance with ASC 350-10, “Goodwill and Other Intangible Assets.” Under this guidance, goodwill is not amortized, but rather is tested for impairment at least annually.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Intangible assets consist of patented technology, customer relationships, trade names and non-compete agreements. The Company amortizes these intangibles using the straight-line method over the estimated useful lives of the assets ranging from 2 to 19 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 8.

In order to test goodwill for impairment under ASC 350-10, a determination of the fair value of the Company’s reporting units is required and is based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company performs its required annual impairment tests on December 31 of each fiscal year. See Notes 9, 10 and 24.

Other Non-Current Assets

Other non-current assets primarily include deferred income tax assets of $44.6 million and debt issuance fees. Debt issuance fees totaled $27.4 million and $22.0 million as of December 31, 2010 and 2009, respectively. Debt issuance fees are net of accumulated amortization of $15.9 million and $24.6 million as of December 31, 2010 and 2009, respectively. Amortization is computed by the effective interest method over the term of the related debt.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets.” The Company generally uses either a single scenario estimate or a probability-weighted estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company generally estimates fair value using either single scenario expected future cash flows discounted at a risk-adjusted rate or probability-weighted expected future cash flows discounted at a risk-free rate. See Note 10.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

Benefit Plans

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. Accounting for defined benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. The Company evaluates these assumptions at least once each year, or as facts and circumstances dictate, and makes changes as conditions warrant. Changes to these assumptions will increase or decrease the Company’s reported income, which will result in changes to the recorded benefit plan assets and liabilities, the net of which is substantially all included in other non-current liabilities.

Deferred Revenue

The Company often receives advance payments related to the design and development of customer molds utilized by the Company under long-term supply arrangements. The Company records these advance payments as deferred revenue and recognizes the related revenue on a straight-line basis over the related term of the long-term supply arrangement. Current and non-current deferred revenue were $32.5 million and $24.4 million, respectively, for the year ended December 31, 2010, and $30.2 million and $28.4 million, respectively, for the year ended December 31, 2009.

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

Comprehensive Income (Loss)

The Company follows ASC 220-10, “Comprehensive Income,” which requires the classification of items of other comprehensive income (loss) by their nature, and the disclosure of the accumulated balance of other comprehensive income (loss) separately within the equity section of the consolidated balance sheet. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Changes in fair value of derivatives designated and accounted for as cash flow hedges, amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements, amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, and foreign currency translation adjustments are included in other comprehensive income (loss) and added to net income (loss) to determine total comprehensive income (loss), which is displayed in the Consolidated Statements of Comprehensive Income (Loss).

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

Income Tax Receivable Agreements

In connection with the initial public offering (“IPO”), GPC entered into separate Income Tax Receivable Agreements (“ITRs”) with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

GPC Holdings, L.P. (“GPC LP”), an affiliate of the Graham Family. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized (or is deemed to be realized in the case of an early termination or change in control as further described in the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) the 1998 acquisition of Holdings and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. Payments under the ITRs are not conditioned upon these parties’ continued ownership of the Company or Holdings.

The Company expects that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for GPC common stock depending on the timing and value of such exchanges. This range is based on the Company’s assumptions using various items, including valuation analysis and historical tax basis amounts. This range also includes step-ups related to the Graham Family’s exchange of 1,324,900 limited partnership units through December 31, 2010. The Company recognizes net deferred income tax assets, including net deferred income tax assets subject to the ITRs, in accordance with the guidance included in ASC 740, “Income Taxes.” As a result, changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as non-operating income or expense. As of December 31, 2010, the value of the ITRs obligations was $11.5 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on Holdings’ ability to make distributions. Upon the effective date of the respective ITRs, the Company recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. Additionally, the Company recorded $5.0 million in non-operating expense related to the increase in the ITRs obligations for the year ended December 31, 2010. For the year ended December 31, 2010, no payments have been made under the ITRs.

Option Plans

The Company, from time to time, has granted options to purchase partnership units of Holdings, which may be exchanged for shares of GPC’s common stock, and options to purchase shares of GPC’s common stock. The Company adopted the guidance under ASC 718-20, “Awards Classified as Equity,” on January 1, 2006, using the prospective method. In accordance with the guidance under this topic, the Company applied this guidance prospectively to awards issued, modified, repurchased or cancelled after January 1, 2006. Under the guidance of this topic, actual tax benefits, if any, recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits, if any, were reported as an operating cash inflow.

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

Postemployment Benefits

The Company maintains deferred compensation plans for the Operating Company’s former Chief Executive Officers, which provide them with postemployment benefits. Accrued postemployment benefits of $6.8 million and $7.0 million as of December 31, 2010 and 2009, respectively, were included in liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the guidance provided under ASC 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements and establishes a hierarchy for determining the selling price of a deliverable. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact on its financial statements.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s financial statements, or do not apply to the Company’s operations.

Reclassification

A reclassification has been made to the 2009 and 2008 Consolidated Statements of Cash Flows to reflect the deferred tax (benefit) provision as a separate component of cash provided by operating activities. Amounts for this line item were previously included in changes in prepaid expenses and other current assets, changes in other non-current assets, changes in accounts payable and accrued expenses and changes in other non-current liabilities.

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

	Year Ended December 31,
	2009	2008
	(In thousands)
Net sales	$16,706	$24,703
Cost of goods sold	16,744	26,873
Selling, general and administrative expenses	(26)	245
Asset impairment charges	5,895	7,858
Net loss on disposal of property, plant and equipment	3,538	—
Interest expense	36	236
Other income	—	(3)

Loss from discontinued operations	$(9,481)	$(10,506)

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

3.	Acquisitions

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

The Liquid Entities are custom blow molded plastic container manufacturers based in West Chicago, Illinois, that primarily service food and household product categories. In the food product category, the Liquid Entities produce packaging for peanut butter, mayonnaise, coffee, creamer, cooking oil, nuts, instant drink mixes and other food items. The household product category consists of containers for bleach, laundry detergent, spray cleaners, automotive cleaning products, drain cleaners and other consumer-based household products. The Liquid Entities utilize high density polyethylene, polyethylene terephthalate and polypropylene resins to manufacture their containers.

The Liquid Acquisition represents a strategically important acquisition for the Company as it expands the Company’s customer reach within its existing food and consumer products end markets while providing it with additional technological capabilities and an expansion of its geographical reach. The Liquid Acquisition will significantly increase the size and scope of the Company’s operations, particularly in the food product category, and provide the Company with considerable opportunities to convert new products to plastic containers. The Liquid Entities have been a leader in custom blow molded plastic containers used in cold-fill applications and have new hot-fill technologies, which complement the Company’s technologies, and which management believes can help drive new conversions. The Liquid Entities have a similar financial profile to that of the Company, as they use technology to serve their customer base with innovative and cost effective packaging solutions. Management believes the combined purchasing power can yield savings in freight, energy, outside services, leased equipment and miscellaneous raw materials such as packaging, pallets, shrink wrap and spare parts. Additionally, management believes it can eliminate overlapping corporate functions and expenses.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities, including a final valuation of property, plant and equipment, intangible assets and the impact on taxes of any adjustments to such valuations, all necessary to account for the acquisition in accordance with ASC 805, “Business Combinations.” For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair values. The initial allocated fair value of assets acquired and liabilities assumed, and subsequent adjustments, are summarized as follows (in thousands):

	As Originally Presented	Adjustments	As of December 31, 2010
Cash	$1,184	$—	$1,184
Accounts receivable	36,858	—	36,858
Inventories	35,029	136	35,165
Prepaid expenses and other current assets	1,247	194	1,441

Total current assets	74,318	330	74,648
Property, plant and equipment	193,186	(4,324)	188,862
Intangible assets	156,500	(600)	155,900
Goodwill	201,437	2,025	203,462

Total assets acquired	625,441	(2,569)	622,872
Less liabilities assumed	61,140	(2,569)	58,571

Net cost of acquisition	$564,301	$—	$564,301

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

The adjustments set forth above did not materially impact previously reported results of operations or cash flows.

The allocation set forth above is based on management’s estimate of the fair values using valuation techniques including the income, cost and market approaches. The amount allocated to intangible assets represents the estimated fair values of technologies of $58.2 million, customer relationships of $89.7 million, trade names of $5.0 million and non-compete agreement of $3.0 million. These intangible assets are being amortized on a straight-line basis over weighted-average estimated remaining lives of 11 years, 14 years, 3 years and 2 years for technologies, customer relationships, trade names and non-compete agreement, respectively, reflecting the expected future benefit periods of these intangible assets. Goodwill of $275.4 million is expected to be deductible for tax purposes. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 20 years. The initial purchase price allocations set forth above are based on all information available to the Company at the present time and are subject to change due to additional working capital adjustments and finalization of fair value calculations, and such changes could be material. The goodwill for the Liquid Entities is disclosed within the North American segment in Note 24.

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

During the year ended December 31, 2010, the Company incurred legal, professional and advisory costs directly related to the acquisition totaling $8.5 million. All such costs are included in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2010. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $13.4 million and are reflected in other non-current assets on the Consolidated Balance Sheet as of December 31, 2010.

The results of operations for the year ended December 31, 2010, include the results for the Liquid Entities since the acquisition date. Net sales and operating income of the Liquid Entities included in the Company’s consolidated results of operations totaled $101.4 million and $0.0 million, respectively, for the year ended December 31, 2010.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at the beginning of each period presented:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	Year Ended December 31,
	2010	2009
	(In millions, except per share data)
Net sales	$2,803	$2,627
Net income attributable to Graham Packaging Company Inc. stockholders	39	16

Basic net income attributable to Graham Packaging Company Inc. stockholders per share	$0.64	$0.38

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

Accounts receivable, net are presented net of an allowance for doubtful accounts of $1.7 million and $2.4 million at December 31, 2010 and 2009, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

5.	Concentration of Credit Risk

For the years ended December 31, 2010, 2009 and 2008, 69.3%, 68.8% and 71.1% of the Company’s net sales, respectively, were generated by its top twenty customers. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 9.6%, 10.8% and 13.3% of total sales for the years ended December 31, 2010, 2009 and 2008, respectively. All of these sales were made in North America.

The Company had $112.3 million and $113.7 million of accounts receivable from its top twenty customers as of December 31, 2010 and 2009, respectively. The Company had $18.1 million and $17.5 million of accounts receivable from PepsiCo, Inc. as of December 31, 2010 and 2009, respectively.

6.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Finished goods	$162,136	$130,989
Raw materials	85,030	63,713

Total	$247,166	$194,702

7.	Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	Expected Useful Lives	2010	2009
	(In years)	(In thousands)
Land		$52,651	$39,063
Buildings and improvements	7-31.5	280,222	236,446
Machinery and equipment (1)	2-15	1,463,614	1,303,241
Molds and tooling	3-5	321,254	282,243
Furniture and fixtures	7	6,574	5,359
Computer hardware and software	3-7	41,843	40,930
Construction in progress		82,439	66,870

		$2,248,597	$1,974,152

(1)	Includes longer-lived machinery and equipment of approximately $1,407.0 million and $1,230.5 million as of December 31, 2010 and 2009, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $56.6 million and $72.7 million as of December 31, 2010 and 2009, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the years ended December 31, 2010, 2009 and 2008 was $159.0 million, $151.2 million and $168.2 million, respectively.

Capital leases included in buildings and improvements were $1.0 million and $2.2 million at December 31, 2010 and 2009, respectively. Capital leases included in machinery and equipment were $3.4 million and $49.1 million at December 31, 2010 and 2009, respectively. Accumulated depreciation on property, plant and equipment accounted for as capital leases is included with accumulated depreciation on owned assets on the Consolidated Balance Sheets.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the years ended December 31, 2010, 2009 and 2008, was $4.4 million, $3.4 million and $3.9 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2010 and 2009.

8.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2010, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$86,783	$(12,611)	$74,172	10 years
Customer relationships	124,864	(10,932)	113,932	14 years
Trade names	5,000	(417)	4,583	3 years
Non-compete agreements	3,511	(418)	3,093	2 years

Total	$220,158	$(24,378)	$195,780

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2009, were as follows:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$24,545	$(8,399)	$16,146	10 years
Customer relationships	33,863	(6,997)	26,866	16 years

Total	$58,408	$(15,396)	$43,012

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $9.0 million, $5.0 million and $5.7 million, respectively. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2011	$20,300
2012	19,900
2013	18,300
2014	16,600
2015	16,300

9.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Asia Segment	Total
	(In thousands)
Balance at January 1, 2009	$418,784	$15,826	$35	$—	$434,645
Foreign currency translation adjustments	1,981	460	(28)	—	2,413

Balance at December 31, 2009	420,765	16,286	7	—	437,058
Goodwill acquired during the year (see Note 3)	203,462	—	—	1,415	204,877
Foreign currency translation adjustments	1,929	(837)	—	37	1,129

Balance at December 31, 2010	$626,156	$15,449	$7	$1,452	$643,064

10.	Asset Impairment Charges

The components of asset impairment charges in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Property, plant and equipment	$9,621	$41,826	$93,161
Intangible assets	—	—	1,494
Goodwill	—	—	1,409

	$9,621	$41,826	$96,064

Property, Plant and Equipment

During 2010 and 2009, the Company evaluated the recoverability of its long-lived tangible assets in light of several trends in some of the markets it serves. Among other factors, the Company considered the following in its evaluation:

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

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

•	the loss of business of a large automotive lubricants customer.

The impairment of property, plant and equipment was recorded in the following operating segments:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
North America	$5,290	$31,512	$85,367
Europe	3,543	3,918	3,534
South America	788	6,396	4,260

	$9,621	$41,826	$93,161

Intangible Assets

During 2010 and 2009, no impairment charges were recorded for intangible assets.

During 2008, the Company recorded impairment charges to its patented technologies and customer relationships of $1.0 million and $0.5 million, respectively, all in its North American operating segment. These intangible assets were recorded in conjunction with the acquisitions of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) in 2004 and certain operations from Tetra-Pak Inc. in 2005. The patented technologies were impaired primarily as a result of not realizing the growth in revenues for this technology that was anticipated at the time of the acquisition of O-I Plastic. The customer relationships were impaired primarily as a result of reduced revenues for the plant acquired from Tetra-Pak Inc.

Goodwill

The Company performs its annual test of impairment of goodwill as of December 31. As a result of this test the Company recorded no impairment charges for the years ended December 31, 2010 and 2009, and $1.4 million for the year ended December 31, 2008. The impairment charges in 2008 related to the following locations (with the operating segment under which it reports in parentheses):

•	Brazil (South America)

•	Argentina (South America)

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	December 31,
	2010	2009
	(In thousands)
Accrued employee compensation and benefits	$72,508	$64,536
Accrued interest	41,241	20,395
Accrued sales allowance	24,294	22,917
Other	58,389	78,958

	$196,432	$186,806

12.	Debt Arrangements

Long-term debt consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Term loans (net of $8.9 million and $19.9 million unamortized net discount as of December 31, 2010 and 2009, respectively)	$1,934,707	$1,781,108
Revolver	—	—
Foreign and other revolving credit facilities	6,126	3,381
Senior notes due 2017 (net of $2.9 million and $3.3 million unamortized discount as of December 31, 2010 and 2009, respectively)	250,523	250,047
Senior notes due 2018	250,000	—
Senior subordinated notes	375,000	375,000
Capital leases	1,514	17,039
Other	14,961	10,288

	2,832,831	2,436,863
Less amounts classified as current (net of $3.8 million and $5.8 million unamortized net discount as of December 31, 2010 and 2009, respectively)	34,007	100,657

Total	$2,798,824	$2,336,206

On September 23, 2010, the Company entered into the Sixth Amendment to the Credit Agreement (the “Amendment”), amending the Company’s credit agreement dated as of October 7, 2004. Pursuant to the Amendment, and in connection with the acquisition of the Liquid Entities, the Company entered into a new senior secured term loan facility in an aggregate principal amount of $913.0 million (“Term Loan D”) and extinguished the amount outstanding under the existing senior secured term loan due October 7, 2011 (“Term Loan B”) in the amount of $563.7 million, including accrued interest. The remaining proceeds were used to finance the Liquid Acquisition and pay related costs and expenses. The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of the Company’s 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of the Company’s 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date.

As of December 31, 2010, the credit agreement, as amended, consisted of a senior secured term loan of $1,019.6 million ($1,032.9 million aggregate outstanding principal amount less $13.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and Term Loan D in the amount of $915.1 million ($910.7 million aggregate outstanding principal amount plus $4.4 million unamortized premium) (collectively, the “Term Loans”), to the Operating Company and a $124.8 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”) with availability of $110.0 million (as reduced by $14.8 million of outstanding letters of credit). The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $19.6 million in 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

Besides regular amortization payments, the debt payments made in 2010 included the paydowns of debt of $114.2 million with the proceeds from the IPO and of $14.7 million with the proceeds from the sale of additional shares following the IPO and from an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

On May 28, 2009, certain of the Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment, conditioned on the refinancing in full of the senior notes due 2012, which occurred in November 2009. Subsequent to the IPO, the Company received a $12.0 million increase to its Revolver. As of December 31, 2010, the Company had $124.8 million of commitments that will expire on October 1, 2013.

Interest under the Credit Agreement is payable at (a) the “Adjusted Alternate Base Rate” (the higher of (x) the Prime Rate plus a margin of 3.25%; (y) the Federal Funds Rate plus a margin of 3.75%; or (z) the one-month Eurodollar Rate, subject to a floor of 2.50% for the Term Loan C and Revolver and 1.75% for the Term Loan D, plus a margin of 4.25%); or (b) the Eurodollar Rate, subject to a floor of 2.50% for the Term Loan C and Revolver and 1.75% for the Term Loan D, plus a margin of 4.25%. A commitment fee of 0.75% is due on the unused portion of the Revolver.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

On September 23, 2010, in conjunction with the Liquid Acquisition, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”). In conjunction with the issuance of the Senior Notes due 2018, the Company recorded $12.5 million in deferred financing fees, which are included in other non-current assets on the Consolidated Balance Sheet and are being amortized to interest expense over the term of the notes using the effective interest method. Besides these notes, as of December 31, 2010, the Company also had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

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

The Credit Agreement and indentures governing the Notes contain a number of significant covenants that, among other things, restrict the Company’s and the Company’s subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. In addition, under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. No excess cash flow payment is due for the year ended December 31, 2010. As of December 31, 2010, the Company was in compliance with all covenants.

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone through shares of the Company’s common stock, an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under the Company’s other debt instruments. If the Company were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of its assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Credit Agreement and the Company’s other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Under the Credit Agreement, as amended, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	with respect to overhead, tax and tax-related liabilities, ITRs obligations, legal, accounting and other professional fees and expenses; and

•

to fund purchases and redemptions of equity interests of Holdings or GPC held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

The Company’s weighted average effective interest rate on the outstanding borrowings under the Term Loans and Revolver was 6.57% and 5.71% at December 31, 2010 and 2009, respectively, excluding the effect of interest rate collar and swap agreements.

The Company had several foreign and other revolving credit facilities denominated in U.S. dollars, Brazilian real, Polish zloty and Chinese renminbi with aggregate available borrowings at December 31, 2010, equivalent to $10.2 million. The Company’s average effective interest rate on borrowings of $6.1 million on these credit facilities at December 31, 2010, was 10.8%. The Company’s average effective interest rate on borrowings of $3.4 million on foreign and other revolving credit facilities at December 31, 2009, was 11.1%.

Cash paid for interest during 2010, 2009 and 2008, net of amounts capitalized of $4.4 million, $3.4 million and $3.9 million, respectively, totaled $161.1 million, $177.7 million and $169.0 million, respectively.

The annual debt service requirements of the Company for the succeeding five years are as follows (in thousands):

2011	$37,818
2012	23,761
2013	19,950
2014	1,385,487
2015	9,130
Thereafter	1,368,446

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

In conjunction with the Amendment, the Company recorded $0.9 million in deferred financing fees, which are included in other non-current assets on the Consolidated Balance Sheet and are being amortized to interest expense over the term of the respective debt using the effective interest method.

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

Recorded value of debt subject to amendment, prior to amendment	$1,200.0
Fair value of debt resulting from amendment (see Note 13 for further discussion)	(1,177.3)

Gain on extinguished debt, before costs	22.7
Write-off of deferred financing fees on extinguished debt	(9.3)
New issuance costs on extinguished debt	(12.6)

Gain on debt extinguishment	$0.8

13.	Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,951.3 million (net of $8.9 million unamortized net discount) and $1,790.1 million (net of $19.9 million unamortized discount) at December 31, 2010 and 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,977.1 million and $1,809.8 million at December 31, 2010 and 2009, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $881.5 million (net of $2.9 million unamortized discount) and $646.8 million (net of $3.3 million unamortized discount) at December 31, 2010 and 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $915.1 million and $652.8 million at December 31, 2010 and 2009, respectively.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

d) Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

Level 3:	Inputs are unobservable inputs for the asset or liability.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Interest rate swap agreements	$—	$7,813	$—
Foreign currency exchange contracts	—	9	—

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at December 31, 2010, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company recorded impairment charges of $9.6 million for the year ended December 31, 2010, for long-lived assets in Argentina, Brazil, Canada, Finland, France, Mexico, Poland, Turkey, the United Kingdom and the United States whose carrying values exceeded fair values. The Company recorded impairment charges in continuing operations of $41.8 million for the year ended December 31, 2009, for long-lived assets in Argentina, Belgium, Brazil, France, Mexico, Netherlands, Poland, Turkey, Venezuela, the United Kingdom and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

$917.6 million, which was based on the average trading price on the first trade date and is considered a level 2 input. The initial fair value premium of $4.6 million is being amortized as a reduction to interest expense over the term of the Term Loan D using the effective interest method.

On May 28, 2009, the Company amended the Credit Agreement to extend the final maturity date of certain loans and revolver commitments. In accordance with the guidance under ASC 470-50-40, “Modifications and Extinguishments,” this transaction was treated as a debt extinguishment and the new debt was initially recorded at its fair value of $1,177.3 million, which was based on the average trading price on the first trade date and is considered a level 2 input. The initial fair value discount of $22.7 million is being amortized to interest expense over the term of the Term Loan C using the effective interest method.

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

Cash Flow Hedges

The Company’s interest rate risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the Company’s borrowings and to manage the interest rate sensitivity of its debt. Interest rate collar and swap agreements are used to hedge exposure to interest rates associated with the Company’s Credit Agreement. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In 2010 and 2009, the liabilities associated with interest rate collar and swap agreements were recorded on the balance sheet in other current liabilities and other non-current liabilities, at fair value. The hedges were highly effective as defined by ASC 815, “Derivatives and Hedging,” with the effective portion of the cash flow hedges recorded in other comprehensive income (loss) until the first quarter of 2009, as further discussed below.

Derivatives are an important component of the Company’s interest rate management program, leading to acceptable levels of variable interest rate risk. Had the Company not hedged its interest rates in 2010, 2009 and 2008, interest expense would have been lower by $13.4 million, $13.1 million and $0.2 million, respectively, compared to an entirely unhedged variable-rate debt portfolio.

The Company uses foreign currency exchange contracts as hedges against payments of intercompany balances and anticipated purchases denominated in foreign currencies. The Company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates. At December 31, 2010 and 2009, the Company had foreign currency exchange contracts outstanding for the purchase of pound sterling and U.S. dollars in an aggregate amount of $2.2 million and pound sterling in an amount of $1.5 million, respectively.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

The maximum term over which the Company is hedging exposures to the variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company had therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of that date was being recognized as interest expense over the period in which the previously hedged activity continued to occur. Changes in the fair value of the interest rate collar and swap agreements from that date were also being recognized as interest expense. As a result of the extinguishment of the Term Loan B in conjunction with the refinancing of the Credit Agreement that enabled the Company to purchase the Liquid Entities on September 23, 2010, the Company wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

In 2009, the Company entered into foreign currency exchange contracts to hedge the effects of fluctuations in exchange rates on an anticipated euro-denominated purchase of equipment. The gains or losses on the derivatives were recognized in current earnings.

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	As of December 31,
	2010	2009
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contracts	$2,222	$1,544

Total derivatives designated as hedges	$2,222	$1,544

Derivatives not designated as hedges:
Interest rate collar agreements	$—	$385,000
Interest rate swap agreements	350,000	350,000

Total derivatives not designated as hedges	$350,000	$735,000

The fair values of the Company’s derivative instruments outstanding were as follows:

		December 31,
	Balance Sheet Location	2010	2009
		(In thousands)
Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Accrued expenses and other current liabilities	$9	$27

Total derivatives designated as hedges		9	27

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	—	68
Interest rate swap agreements	Accrued expenses and other current liabilities	7,813	10,466
Interest rate swap agreements	Other non-current liabilities	—	6,222

Total derivatives not designated as hedges		7,813	16,756

Total liability derivatives		$7,822	$16,783

The gains and losses on the Company’s derivative instruments were as follows:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Year Ended December 31,		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Year Ended December 31,
	2010	2009		2010	2009
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contracts	$(69)	$122	Other expense (income), net	$(69)	$122
Natural gas swap agreements	—	(180)	Cost of goods sold	—	(430)

Total derivatives designated as hedges	$(69)	$(58)		$(69)	$(308)

				Amount of Gain or (Loss) Recognized in Income for the Year Ended December 31,
				2010	2009
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$(86)	$(7,790)
Interest rate swap agreements			Interest expense	(10,321)	(9,131)
Interest rate swap agreements			Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	(6,988)	—
Foreign currency exchange contracts			Other expense (income), net	—	95

Total derivatives not designated as hedges				$(17,395)	$(16,826)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

15.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Corporation (“Graham Engineering”), which is owned by the Graham Family, for equipment and related services. Affiliates of both the Graham Family and Blackstone have supplied management and advisory services to Holdings since 1998. Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), Holdings was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, LP, the parties of the Monitoring Agreement agreed to terminate such agreement. These amounts paid to terminate the Monitoring Agreement are reflected in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2010, and are not included in the table below. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to Holdings, and Holdings has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

investment owned on February 2, 1998 (or common stock for which such partnership interests have been or are eligible to be exchanged), and such services would then cease.

Transactions with entities affiliated through common ownership included the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Equipment and related services purchased from affiliates	$3,127	$2,504	$1,272
Management services provided by affiliates (1)	$6,231	$10,024	$5,213
Interest income on notes receivable from owners	$367	$273	$121

(1)	Amount for the year ended December 31, 2010, includes a $4.5 million fee paid to Blackstone Advisory Partners L.P. for advisory and other services rendered in connection with the Liquid Acquisition. This fee was negotiated on an arm’s-length basis for services performed and the prevailing fees being charged by third parties for comparable services. Amount for the year ended December 31, 2009, includes a $5.0 million fee paid to Blackstone Management Partners III L.L.C. in connection with the Fourth Amendment to the Credit Agreement entered into on May 28, 2009.

Account balances with affiliates included the following:

	As of December 31,
	2010	2009
	(In thousands)
Accounts receivable	$140	$—
Accounts payable	$219	$972
Other current liabilities	$—	$703
Notes and interest receivable for ownership interests	$—	$1,795
Receivable from Blackstone	$4,838	$4,559
ITRs obligations	$11,470	$—

At December 31, 2009, the Company had loans outstanding to certain former management employees of the Company of $1.8 million for the purchase of shares of GPC. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to a capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans were repaid in 2010. The loans and related interest outstanding as of December 31, 2009, are reflected in equity (deficit) on the Consolidated Balance Sheet.

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Operating Company on January 5, 2007, for the repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President of the Operating Company on April 10, 2009, for the repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owner of these shares and owes the Company $4.8 million and $4.6 million as of December 31, 2010 and 2009, respectively, including accrued interest. This receivable is reflected in equity (deficit) on the Consolidated Balance Sheets.

Prior to 2010, affiliates of Blackstone had provided funding to the Company to cover its operating expenses, resulting in a payable to the affiliates of Blackstone, which is reflected in other current liabilities on the Consolidated Balance Sheet as of December 31, 2009. Such payable was fully paid in 2010.

In connection with the IPO, on February 10, 2010, GPC entered into separate ITRs with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with GPC LP. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized (or is deemed to be realized in the case of an early termination or change in control as further described in the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

any increase to the tax basis of the assets of the Company related to (1) the 1998 acquisition of Holdings and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. Payments under the ITRs are not conditioned upon these parties’ continued ownership of the Company or Holdings.

The Company expects that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for GPC common stock depending on the timing and value of such exchanges. This range is based on the Company’s assumptions using various items, including valuation analysis and historical tax basis amounts. This range also includes step-ups related to the Graham Family’s exchange of 1,324,900 limited partnership units through December 31, 2010. The Company will recognize obligations based on the amount of recorded net deferred income tax assets recognized, and subject to the ITRs. Changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of December 31, 2010, the value of the ITRs obligations was $11.5 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on Holdings’ ability to make distributions. Upon the effective date of the respective ITRs, the Company recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. Additionally, the Company recorded $5.0 million in non-operating expense related to the increase in the ITRs obligations for the year ended December 31, 2010. For the year ended December 31, 2010, no payments have been made under the ITRs.

Gary G. Michael, a member of GPC’s Board of Directors and a member of the former committee that advised Holdings and its partners, also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at December 31, 2010 and 2009, were receivables from The Clorox Company of $1.1 million and $2.3 million, respectively. Included in net sales for the years ended December 31, 2010, 2009 and 2008, were net sales to The Clorox Company of $47.1 million, $49.1 million and $45.2 million, respectively.

Effective October 23, 2008, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), which is an affiliate of Blackstone. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2010, the Company had approximately 3,875 employees enrolled in its health benefit plans in the United States.

Equity Healthcare may also receive a fee (“Health Plan Fee”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fee have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by the Company; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to the Company at no cost or reduced cost.

Effective February 1, 2006, the Company entered into a five-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group (“CPG”), a division of HealthTrust Purchasing Corporation, designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the Participation Agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services from vendors participating in the group

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases.

Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of the Company’s purchases under the Participation Agreement to an affiliate of Blackstone. For the years ended December 31, 2010, 2009 and 2008, the Company’s purchases under the Participation Agreement were approximately $6.5 million, $7.5 million and $6.8 million, respectively.

Pinnacle Foods, which is owned by Blackstone, is a customer of the Company. Included in net sales for the years ended December 31, 2010, 2009 and 2008, were net sales to Pinnacle Foods of $7.4 million, $5.9 million and $10.1 million, respectively.

In 2008, the Company entered into an agreement with Kloeckner Pentaplast (“Kloeckner”), which is owned by Blackstone, to combine the Company’s purchasing power on materials used by both the Company and Kloeckner. In connection with this agreement, Kloeckner paid the Company no amounts for the years ended December 31, 2010 and 2009, and $0.2 million for the year ended December 31, 2008.

16.	Pension Plans

Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans.

The U.S. defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Company’s hourly and salaried pension plan covering non-union employees was frozen to future salary and service accruals in 2006.

The Company accounts for its defined benefit plans under the guidance in ASC 715, “Defined Benefit Plans.” The Company uses a December 31 measurement date for all of its plans. The components of pension expense and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plan
	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
	(In thousands)
Net periodic benefit cost and amounts recognized in other comprehensive income (loss):
Service cost	$1,662	$1,795	$1,821	$509	$442	$690
Interest cost	5,393	5,189	4,695	960	847	910
Expected return on assets	(6,080)	(4,958)	(5,711)	(884)	(792)	(963)
Amortization of prior service cost	644	668	665	55	50	54
Amortization of net loss	792	1,602	80	100	42	66
Special benefits charge	—	52	318	—	—	—
Settlements/curtailments	—	181	—	—	—	—

Net periodic pension costs	2,411	4,529	1,868	740	589	757

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Prior service cost for period	—	—	356	—	—	—
Net loss (gain) for period	5,894	(9,953)	29,585	(268)	940	(325)
Amortization of prior service cost	(644)	(849)	(665)	(55)	(50)	(54)
Amortization of net loss	(792)	(1,602)	(80)	(100)	(42)	(66)
Foreign currency exchange rate change	—	—	—	142	884	(84)

Total	4,458	(12,404)	29,196	(281)	1,732	(529)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$6,869	$(7,875)	$31,064	$459	$2,321	$228

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are $0.6 million and $1.1 million, respectively, for the U.S. plans, and $0.1 million and $0.1 million, respectively, for the non-U.S. plans.

All of the Company’s plans have a benefit obligation in excess of plan assets. Using the most recent actuarial valuations, the following table sets forth the change in the Company’s benefit obligation and pension plan assets at market value for the years ended December 31, 2010 and 2009. The Company uses the fair value of its pension assets in the calculation of pension expense for all of its pension plans.

	U.S.		Non-U.S.
	2010	2009	2010	2009
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(91,116)	$(87,583)	$(16,492)	$(12,425)
Service cost	(1,662)	(1,795)	(509)	(442)
Interest cost	(5,393)	(5,189)	(960)	(847)
Benefits paid	2,661	2,422	385	393
Change in benefit payments due to experience	—	—	16	(21)
Settlements/curtailments	—	142	—	—
Participant contributions	—	—	(72)	(78)
Effect of exchange rate changes	—	—	(97)	(2,293)
Special termination benefits	—	(52)	—	—
Actuarial (loss) gain	(8,033)	939	42	(779)

Benefit obligation at end of year	$(103,543)	$(91,116)	$(17,687)	$(16,492)

Change in plan assets:
Plan assets at market value at beginning of year	$79,003	$52,009	$13,221	$10,146
Actual return on plan assets	8,220	13,831	1,030	1,281
Foreign currency exchange rate changes	—	—	106	1,366
Employer contributions	6,306	15,585	1,033	743
Participant contributions	—	—	72	78
Benefits paid	(2,661)	(2,422)	(385)	(393)

Plan assets at market value at end of year	$90,868	$79,003	$15,077	$13,221

Funded status at end of year	$(12,675)	$(12,113)	$(2,610)	$(3,271)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$—	$(40)	$(32)
Non-current liabilities	(12,675)	(12,113)	(2,570)	(3,239)

Total	$(12,675)	$(12,113)	$(2,610)	$(3,271)

Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized prior service cost	$4,665	$5,309	$448	$481
Unrecognized net actuarial loss	24,804	19,702	1,383	1,567

Total	$29,469	$25,011	$1,831	$2,048

Accrued benefit cost:
Accrued benefit cost at beginning of year	$12,898	$1,842	$(1,223)	$(1,334)
Net periodic benefit cost	(2,411)	(4,529)	(740)	(589)
Employer contributions	6,306	15,585	1,033	743
Effect of exchange rate changes	—	—	151	(43)

Accrued benefit cost at end of year	$16,793	$12,898	$(779)	$(1,223)

The accumulated benefit obligation for all defined benefit pension plans was $121.2 million and $107.6 million as of December 31, 2010 and 2009, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets at December 31 are as follows:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	As of December 31,
	2010	2009
	(In thousands)
Projected benefit obligation	$121,230	$107,608
Accumulated benefit obligation	121,230	107,608
Fair value of plan assets	105,945	92,224

The following table presents significant assumptions used to determine benefit obligations at December 31:

	2010	2009
Discount rate:
- U.S.	5.50%	6.00%
- Canada	5.00%	5.75%
- UK	5.90%	6.00%
- Mexico	8.33%	8.60%
Rate of compensation increase:
- U.S.	N/A	N/A
- Canada	4.00%	4.00%
- UK	3.15%	3.10%
- Mexico	5.04%	5.04%

The following table presents significant weighted average assumptions used to determine benefit cost for the years ended December 31:

	Actuarial Assumptions
	U.S.	Canada	UK	Mexico
Discount rate:
2010	6.00%	6.75%	5.90%	8.33%
2009	6.00%	5.75%	6.00%	8.60%
2008	6.00%	5.25%	5.37%	7.64%

Long-term rate of return on plan assets:
2010	7.50%	5.75%	6.12%	N/A
2009	8.00%	7.00%	6.43%	N/A
2008	8.75%	7.00%	7.10%	N/A

Rate of increase for future compensation levels:
2010	N/A	4.00%	3.15%	5.04%
2009	N/A	4.00%	3.10%	5.04%
2008	N/A	4.00%	3.60%	4.54%

Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, expected long-term rate of return on plan assets and rate of increase in future compensation levels. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

The U.S. expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company’s actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2010, the Company’s asset allocation was 52% with equity managers, 41% with fixed income managers and 7% other. At December 31, 2009, the Company’s

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

asset allocation was 48% with equity managers, 47% with fixed income managers and 5% other. The Company believes that its long-term asset allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate.

At December 31, 2010, asset allocation for the Company’s UK plan is 41% with equity managers, 45% with fixed income managers and 14% in real estate.

The Company made cash contributions to its pension plans in 2010 of $7.3 million and paid benefit payments of $3.0 million. The Company estimates that based on current actuarial calculations it will make cash contributions to its pension plans in 2011 of $5.3 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

The following table presents the fair value of pension plan assets classified under the appropriate level of the fair value hierarchy as of December 31, 2010. Refer to Note 13 for the definition of fair value and a description of the fair value hierarchy structure.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$5,661	$—	$—	$5,661
Mutual funds
U.S. equity	42,378	—	—	42,378
International equity	10,953	—	—	10,953
International fixed income	10,600	—	—	10,600
Taxable fixed income funds	24,723	—		24,723
International equity securities	4,115	—	—	4,115
Commingled pools / collective trusts	—	7,515	—	7,515

Total	$98,430	$7,515	$—	$105,945

The following table presents the fair value of pension plan assets classified under the appropriate level of fair value hierarchy as of December 31, 2009:

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

The Company measures the fair value of mutual funds, taxable fixed income funds and international equity securities based on quoted market prices, as substantially all of these instruments have active markets. The Canadian pension plan is invested in only one asset, which is a commingled pooled trust that maintains diversification among various asset classes, including Canadian common stocks, bonds and money market securities, U.S. equities, other international equities and fixed income investments. Such investments are valued at the net asset value of the shares held at December 31, 2010. Accordingly, these investments are included in level 2.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In thousands)
2011	$3,420
2012	3,775
2013	4,108
2014	4,493
2015	4,870
Years 2016 – 2020	31,927

During 2009, the Company closed its plant located in Bristol, Pennsylvania and announced the closure of its plant in Vicksburg, Mississippi. The Company recorded a net curtailment charge of $0.1 million for the vesting

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

of all non-vested pension plan participants in these plans. On January 29, 2010, the Company made a voluntary contribution of $0.5 million to fully fund the Bristol, Pennsylvania plan.

The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company’s contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company’s costs for the defined contribution plan for 2010, 2009 and 2008 were $7.7 million, $7.4 million and $8.3 million, respectively.

The Company also had a statutory plan in the Netherlands, the pension amounts of which are not included in the pension amounts above. As of December 31, 2010, this plan had pension liabilities of $0.7 million.

17.	Holdings Partnership Agreement

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

As contemplated by the Recapitalization Agreement, the Graham Family (as successors and assigns of Graham Capital Company and Graham Family Growth Partnership), Graham Packaging Corporation, GPC and BCP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the “Holdings Partnership Agreement”). The general partner of the partnership, as of December 31, 2010, was BCP, and the limited partners of the partnership were GPC, three entities controlled by the Graham Family (GPC Investments, LLC, Graham Capital Company and Graham Alternative Investment Partners I, LP) and a former member of management.

Capital Accounts. A capital account is maintained for each partner on the books of Holdings. The Holdings Partnership Agreement provides that at no time during the term of the partnership or upon dissolution and liquidation thereof shall a limited partner with a negative balance in its capital account have any obligation to Holdings or the other partners to restore such negative balance. Items of partnership income or loss are allocated to the partners’ capital accounts in accordance with their percentage interests except as provided in Section 704(c) of the Internal Revenue Code with respect to contributed property where the allocations are made in accordance with the U.S. Treasury regulations thereunder.

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

If either GPC Investments, LLC, Graham Capital Company and/or Graham Alternative Investment Partners I, LP (individually “Continuing Graham Partner” and collectively the “Continuing Graham Partners”) wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Partner may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Continuing Graham Partners shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

third party, the Equity Investors shall have the right to compel the Continuing Graham Partners to include in such sale or transfer a proportionate percentage of their partnership interests.

Dissolution. The Holdings Partnership Agreement provides that Holdings shall be dissolved upon the earliest of (i) the sale, exchange or other disposition of all or substantially all of Holdings’ assets, (ii) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a general partner, or the occurrence of any other event which causes the general partner to cease to be the general partner unless a majority-in-interest of the limited partners elect to continue the partnership, or (iii) such date as the partners shall unanimously elect.

18.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total Other Comprehensive Income (Loss)	Total Other Comprehensive Income (Loss) Attributable to Noncontrolling Interests	Total Other Comprehensive Income (Loss) Attributable to GPC Stockholders
	(In thousands)
Balance at January 1, 2008	$(706)	$(8,959)	$61,791	$52,126	$—	$52,126
Other comprehensive income	(22,361)	(29,028)	(65,941)	(117,330)	—	(117,330)

Balance at December 31, 2008	(23,067)	(37,987)	(4,150)	(65,204)	—	(65,204)
Other comprehensive income	10,111 (1)	10,432	19,579	40,122	6,041	34,081

Balance at December 31, 2009	(12,956)	(27,555)	15,429	(25,082)	6,041	(31,123)
Other comprehensive income	12,956 (1)	(4,118)	(1,966)	6,872	650	6,222
Common stock issued under exchange agreements	—	—	—	—	(2,393)	2,393

Balance at December 31, 2010	$—	$(31,673)	$13,463	$(18,210)	$4,298	$(22,508)

(1)	Includes amortization and write-off of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements of $13.0 million (net of tax of $0) and $9.6 million (net of tax of $0) for the years ended December 31, 2010 and 2009, respectively.

19.	Option Plans

Options have been granted under the terms of the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”), the 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan”), the 2008 Graham Packaging Holdings Company Management Option Plan (the “2008 Option Plan”) and the 2010 Equity Compensation Plan (the “2010 Option Plan” and, collectively with the 1998 Option Plan, the 2004 Option Plan and the 2008 Option Plan, the “Option Plans”).

The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee Directors, advisors, consultants and other individuals providing services to Holdings of options (“Options”) to purchase either limited partnership interests in Holdings under the 1998 Option Plan, the 2004 Option

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

Plan and the 2008 Option Plan (each interest being referred to as a “Unit”), which may be exchanged for shares of GPC’s common stock, or shares of GPC’s common stock under the 2010 Option Plan. On February 4, 2010, GPC effected a 1,465.4874-for-one stock split and Holdings effected a 3,781.4427-for-one unit split. Accordingly, any unit/share information reflects such splits. As a result of these splits, each share of GPC’s common stock corresponds to one Unit of Holdings’ partnership interest. The aggregate number of combined Units and/or shares with respect to which Options may be granted under the Option Plans may not exceed 7,220,286. A committee has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Options subject to each grant and the various terms of such grants.

Under the 1998 Option Plan, the 2004 Option Plan and the 2010 Option Plan, the exercise price per Option is or will be equal to or greater than the fair value of a Unit on the date of grant. Under the 2008 Option Plan, the exercise price per Option is or will be less than, equal to, or greater than the fair value of a Unit on the date of grant, provided that there are limitations on exercise of any Option granted at less than fair value on the grant date. Prior to the IPO, the Company determined the fair value of a Unit by considering market multiples of comparable public companies and recent transactions involving comparable public and private companies, and by performing discounted cash flow analyses on its projected cash flows. The Company utilized the services of an appraisal firm to assist in these analyses. Subsequent to the IPO, the fair value of a Unit is equal to the closing price of the Company’s common stock on the New York Stock Exchange. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plans are intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

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

In general, time-based Options awarded under the 2004 Option Plan, the 2008 Option Plan and the 2010 Option Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the Option is still an employee on the vesting date, and in limited circumstances, Options have been granted under the 2004 Option Plan and the 2008 Option Plan with vesting subject to the additional requirement of the achievement of an earnings target. In some circumstances, Options have been granted under the 2004 Option Plan and the 2008 Option Plan that vest contingent upon the employee’s continuous employment with the Company and the sale by Blackstone of its entire interest in the Company, with the vesting percentage based upon the multiple of invested capital Blackstone achieves in such a sale (“MOIC Options”). These MOIC Options have been amended to provide that the MOIC Options will vest in accordance with the multiple of the invested capital Blackstone achieves if the employee remains continuously employed with the Company through the date on which Blackstone sells 75% of its original ownership interest in the Company. Employees can also qualify for additional vesting if Blackstone achieves additional multiple of invested capital milestones upon subsequent sales of its interest in the Company provided that those employees remain employed through a date that precedes such subsequent sale by three months or less.

Generally, upon a holder’s termination, all unvested Options are forfeited and vested Options must be exercised within 90 days of the termination event, with variations based on the circumstances of termination.

Options awarded under the Option Plans have a term of ten years. In the past, the Company has amended the terms of specified Options to extend their terms.

The weighted average fair value at date of grant for Options granted in 2010, 2009 and 2008 was $2.70, $1.42 and $2.81 per Option, respectively. The fair value of each Option was estimated on the date of the grant using a fair value option pricing model, with the following weighted-average assumptions:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	30%	30%	30%
Risk-free interest rate	1.90%	2.05%	2.28%
Expected option life (in years)	4.0	4.5	4.5

The Company estimates expected volatility based upon the volatility of the stocks of comparable public companies and the volatility of the Company’s common stock. The Company’s expected life of Options granted was based upon actual experience and expected employee turnover. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the Options granted. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future.

A summary of the changes in the Unit Options outstanding under the Option Plans during 2010 is as follows:

	Units Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at beginning of year	4,813,115	$8.35
Granted	—	—
Exercised (1)	(1,485,906)	9.08
Forfeited	(227,747)	7.70

Outstanding at end of year	3,099,462	$8.05	6.5	$14.7

Vested or expected to vest at end of year	2,322,522	$8.30	6.3	$10.5
Exercisable at end of year	1,889,443	$8.22	6.2	$8.7

A summary of the changes in the stock Options outstanding under the Option Plans during 2010 is as follows:

	Common Stock Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at beginning of year	—	$—
Granted (2)	913,797	10.17
Exercised	—	—
Forfeited	(78,275)	10.00

Outstanding at end of year	835,522	$10.18	9.1	$2.2

Vested or expected to vest at end of year	835,522	$10.18	9.1	$2.2
Exercisable at end of year	—	$—	—	$—

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

(1)	Under the terms of the Option Plans, Warren Knowlton, the Operating Company’s former Chief Executive Officer, net settled his 894,538 Options in exchange for 164,182 Units of Holdings, which were then exchanged for shares of GPC’s common stock. The 894,538 Options are included in the “Exercised” line in the table above.
(2)	In conjunction with the IPO, the Company granted Options to certain management members to purchase 841,363 shares of GPC’s common stock. Subsequently, the Company granted additional Options to purchase 72,434 shares of GPC’s common stock. As a result, the Company will incur incremental compensation expense of approximately $2.3 million over the four-year vesting period of the Options. The incremental expense recorded during the year ended December 31, 2010, was $0.5 million.

As of December 31, 2010, there was $2.4 million of total unrecognized compensation cost related to outstanding Options that is expected to be recognized over a weighted average period of 2.8 years. For the years ended December 31, 2010 and 2008, the Company received net proceeds of $4.3 million and $0.2 million, respectively, from the exercise of Options.

The intrinsic value of Options exercised for the years ended December 31, 2010 and 2008, was $3.2 million and $0.0 million, respectively.

20.	Other Expense (Income), Net

Other expense (income), net consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Foreign exchange loss (gain), net	$3,019	$(1,907)	$215
Other	(406)	356	189

	$2,613	$(1,551)	$404

21.	Income Taxes

The (benefit) provision for income taxes consisted of:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
(Loss) income from continuing operations before income taxes:
U.S.	$(16,765)	$(5,256)	$(78,705)
Foreign	27,854	56,004	44,265

Total	$11,089	$50,748	$(34,440)

Current provision:
Federal	$3,054	$393	$23
State and local	697	849	527
Foreign	11,474	16,690	11,495

Total current provision	15,225	17,932	12,045

Deferred (benefit) provision:
Federal	(49,957)	6,451	(536)
State and local	(10,192)	1,008	12
Foreign	(5,776)	1,623	1,456

Total deferred (benefit) provision	(65,925)	9,082	932

Total (benefit) provision	$(50,700)	$27,014	$12,977

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

The following table sets forth the deferred income tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities:

	December 31,
	2010	2009
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$322,461	$327,858
Capital loss carryforwards	7,778	7,784
Fixed assets, due to differences in depreciation, impairment and assigned values	—	4,476
Accrued retirement indemnities	3,163	3,177
Inventories	2,486	2,532
Amortizable intangibles, due to differences in amortization, impairment and assigned values	16,635	—
Accruals and reserves	20,512	18,677
Deferred revenue	7,824	7,261
Tax credits	11,133	10,755
Other items	7,546	5,616

Gross deferred income tax assets	399,538	388,136
Valuation allowance	(249,908)	(329,909)

Net deferred income tax assets	149,630	58,227

Deferred income tax liabilities:
Investment in partnership	24,389	14,580
Fixed assets, due to differences in depreciation, impairment and assigned values	86,372	43,244
Inventories	—	492
Amortizable intangibles, due to differences in amortization, impairment and assigned values	—	13,824
Unremitted earnings of foreign subsidiaries	13,814	11,875
Other items	848	944

Gross deferred income tax liabilities	125,423	84,959

Net deferred income tax assets (liabilities)	$24,207	$(26,732)

Current deferred income tax liabilities of $2.5 million in 2010 and $6.3 million in 2009 are included in accrued expenses. Non-current deferred income tax assets of $44.6 million in 2010 and $0.8 million in 2009 are included in other non-current assets.

Pursuant to the requirements of ASC 740-10-30, “Establishment of a Valuation Allowance for Deferred Tax Assets,” the Company assesses the realizability of deferred tax assets based on an evaluation of positive and negative evidence, including past operating results, the existence of cumulative losses and the Company’s forecast of future taxable income. In estimating future taxable income, the Company developed assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences and the utilization of net operating loss and credit carryforwards to offset taxable income. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying business. As a result of this analysis, the Company determined that the valuation allowances on the net deferred tax assets of certain domestic subsidiaries in the amount of $86.6 million and certain foreign subsidiaries in the amount of $3.8 million were not required and were reversed for the year ended December 31, 2010. The remaining valuation allowance of $249.9 million primarily relates to the uncertainty of realizing the benefits arising from tax loss and credit carryforwards of other foreign and domestic subsidiaries. The valuation allowance decrease in 2010 of $80.0 million results from this valuation allowance reversal and is offset by increases related to current year losses in other domestic and foreign subsidiaries.

The difference between the actual income tax (benefit) provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Taxes at U.S. federal statutory rate	$3,881	$17,762	$(12,054)
Partnership loss not subject to federal income taxes	1,053	157	273
State income tax net of federal benefit	(6,036)	1,207	350
Permanent differences between tax and book accounting	4,683	1,287	1,372
Prior year adjustments	2,567	(941)	137
Tax contingencies	6,190	(407)	5,011
Income taxed in multiple jurisdictions	6,980	22,913	2,703
Change in valuation allowance	(68,396)	(14,242)	19,081
Tax credits	(2,298)	(1,813)	(4,191)
Other	676	1,091	295

	$(50,700)	$27,014	$12,977

As of December 31, 2010, the Company’s domestic subsidiaries have U.S. federal net operating loss carryforwards of approximately $703.6 million. These net operating loss carryforwards are available to offset future taxable income and expire in the years 2018 through 2030. The Company also has various state net operating loss carryforwards that expire through 2030. The determination of the state net operating loss carryforwards is dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws that can change from year to year and impact the amount of such carryforward. The Company’s international operating subsidiaries have, in the aggregate, approximately $158.3 million of tax loss carryforwards available as of December 31, 2010. These losses are available to reduce the originating subsidiaries’ future taxable foreign income. The loss carryforwards relating to the Company’s French subsidiaries ($127.9 million), UK subsidiaries ($4.0 million), Belgian subsidiaries ($1.0 million), and Brazilian subsidiaries ($15.7 million) have no expiration date. The remainder of the foreign loss carryforwards have expiration dates ranging from 2011 through 2020. The Company has $21.9 million of capital loss carryforwards which are available to offset future capital gains and expire in the years 2011-2013. Additionally, the Company’s Canadian subsidiary has $0.5 million of capital loss carryforwards that have no expiration date.

As of December 31, 2010, the Company’s domestic subsidiaries had federal and state income tax credit carryforwards of approximately $7.3 million consisting of $2.4 million of Alternative Minimum Tax credits which never expire, $4.1 million of federal research and development credits and other general business credits which expire in the years 2011 through 2024 and $0.8 million of state tax credits with varying expiration dates. The Company’s subsidiaries in Mexico and Argentina have tax credit carryforwards of $3.0 million and $0.7 million, respectively, which expire in the years 2011 through 2020.

As of December 31, 2010, the Company’s equity in the undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested, and for which income taxes had not been provided, was $14.9 million. It is not practical to determine the related deferred tax liability.

The Company adopted guidance under ASC 740-10-25, “Basic Recognition Threshold,” effective January 1, 2007. This guidance prescribes a recognition threshold of more-likely-than-not for recognition of tax benefits.

The following table summarizes the activity related to the gross unrecognized tax benefits (“UTB”) from January 1, 2008, through December 31, 2010:

	December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$50,703	$52,246	$41,817
Increases related to prior year tax positions	1,569	30	1,304
Decreases related to prior year tax positions	(206)	(7,542)	(156)
Increases related to current year tax positions	6,687	6,788	11,328
Decreases related to settlements with taxing authorities	(778)	—	(52)
Decreases related to lapsing of statute of limitations	(828)	(1,059)	(1,128)
Currency translation adjustments	(242)	240	(867)

Balance at end of year	$56,905	$50,703	$52,246

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

Offsetting long-term deferred income tax assets in the amount of $14.7 million, $14.6 million and $18.8 million at December 31, 2010, 2009 and 2008, respectively, are not reflected in the gross UTB balance above. Approximately $2.4 million, $9.0 million and $10.9 million of UTB at December 31, 2010, 2009 and 2008, respectively, if recognized, would impact the Company’s effective tax rate.

The Company operates and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Its tax returns are periodically audited by domestic and foreign tax authorities. The Company is currently under examination by various foreign authorities. The U.S. corporate subsidiaries have open tax years from 2005 forward for certain state purposes. The Company generally has open tax years subject to audit scrutiny of three to five years in Europe, six years in Mexico and South America and three to five years in Asia. The Company does not expect a significant change in the UTB balance in the next twelve months.

Upon adoption of ASC 740-10-25, the Company elected to treat interest and penalties related to taxes as a component of income tax expense. As of December 31, 2010, 2009 and 2008, the Company has recorded UTB of $4.8 million, $5.6 million and $6.0 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate. During the year ended December 31, 2010, the Company recorded a tax benefit related to a decrease in UTB for interest and penalties of $0.8 million.

Cash income tax payments of $21.1 million, $19.2 million and $9.3 million were made for income tax liabilities in 2010, 2009 and 2008, respectively.

22.	Commitments

In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $15.8 million at December 31, 2010.

The Company is a party to various capital and operating leases involving real property and equipment. Lease agreements may include escalating rent provisions and rent holidays, which are expensed on a straight-line basis over the term of the lease. Total rent expense for operating leases was $50.7 million, $50.3 million and $52.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2010, were as follows (in thousands):

2011	$33,448
2012	28,199
2013	24,002
2014	18,532
2015	12,774
Thereafter	25,755

Minimum future lease obligations on capital leases in effect at December 31, 2010, were as follows (in thousands):

2011	$985
2012	527
2013	2

The gross amount of assets under capital leases was $4.4 million and $51.3 million as of December 31, 2010 and 2009, respectively. The deferred rent liability relating to escalating rent provisions and rent holidays was $2.6 million and $2.2 million as of December 31, 2010 and 2009, respectively.

The Company has entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. The Company does not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to the Company for failure of debtors constituting eligible receivables to pay when due. The Company maintains insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2010 and 2009, the Company had sold $18.4 million and $15.7 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. The Company has terminated the Monitoring Agreement and is no longer obligated to make payments under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement. See Note 15 for further discussion of the Company’s obligations under these agreements.

As discussed in Note 15, in connection with the IPO, on February 10, 2010, GPC entered into separate ITRs with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with GPC LP. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized (or is deemed to be realized in the case of an early termination or change in control as further described in the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) the 1998 acquisition of Holdings and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs.

23.	Contingencies and Legal Proceedings

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

On April 10, 2009, OnTech Operations, Inc. (“OnTech”) initiated an arbitration proceeding against the Company, in which OnTech alleged that the Company breached a bottle purchase agreement dated April 28, 2008, and an equipment lease dated June 1, 2008. In its statement of claims, OnTech alleged, among other things, that the Company’s failure to produce bottles as required by the bottle purchase agreement resulted in the failure of OnTech’s business. As a result, OnTech sought to recover the value of its business, which it alleged was between $80 million and $150 million. The arbitration was heard by a three arbitrator panel from August 2, 2010, to August 16, 2010. On October 5, 2010, the Company received the decision from the arbitrators, which resulted in a payment by the Company to OnTech of $8.0 million in the fourth quarter of 2010, which is included in selling, general and administrative expenses.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

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

24.	Segment Information

The Company is organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. The Company began accounting for its new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots. The accounting policies of the segments are consistent with those described in Note 1. The Company’s measure of segment profit or loss is operating income. Segment information for, and as of, the three years ended December 31, 2010, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

	Year	North America	Europe	South America		Asia	Eliminations (a)	Total
	(In thousands)
Net sales (b)(c)	2010	$2,178,118	$226,065	$99,683		$9,684	$(817)	$2,512,733
	2009	1,942,747	235,766	92,771		—	(250)	2,271,034
	2008	2,196,048	274,382	89,747		—	(1,223)	2,558,954

Operating income (loss)	2010	$220,253	$20,824	$387		$247	$—	$241,711
	2009	210,990	31,777	(9,086)		—	—	233,681
	2008	119,648	30,181	(4,627)		—	—	145,202

Depreciation and amortization	2010	$145,810	$17,824	$6,600		$854	$—	$171,088
	2009	136,929	17,902	3,788		—	—	158,619
	2008	149,765	20,492	5,268		—	—	175,525

Asset impairment charges	2010	$5,290	$3,543	$788		$—	$—	$9,621
	2009	31,512	3,918	6,396		—	—	41,826
	2008	86,861	3,534	5,669		—	—	96,064

Interest expense, net	2010	$180,443	$1,104	$3,202		$169	$—	$184,918
	2009	171,647	1,183	2,928		—	—	175,758
	2008	174,128	2,678	2,432		—	—	179,238

Other (income) expense, net	2010	$(5,770)	$6,139	$(103	)(d)	$(53)	$2,400	$2,613
	2009	(17,747)	691	(9,764)		—	25,269	(1,551)
	2008	(4,126)	(1,689)	(4)		—	6,223	404

Income tax (benefit) provision	2010	$(52,634)	$3,146	$(1,163)		$(49)	$—	$(50,700)
	2009	16,433	9,535	1,046		—	—	27,014
	2008	3,569	9,560	(152)		—	—	12,977

Identifiable assets (b)(c)(e)	2010	$991,676	$125,433	$69,044		$16,989	$—	$1,203,142
	2009	830,897	138,053	48,828		—	—	1,017,778

Goodwill	2010	$626,156	$15,449	$7		$1,452	$—	$643,064
	2009	420,765	16,286	7		—	—	437,058

Cash paid for property, plant and equipment	2010	$107,387	$19,761	$26,761		$3,210	$—	$157,119
	2009	119,875	13,529	12,607		—	—	146,011
	2008	116,442	20,767	11,367		—	—	148,576

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Poland	$54.4	$49.3	$63.7
Belgium	50.5	54.9	57.4
Spain	29.1	40.6	40.8
France	29.7	24.3	34.4

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	December 31,
	2010	2009
	(In millions)
Poland	$33.0	$36.6
Belgium	27.2	31.9
Spain	21.0	23.6
France	20.9	15.3

(c)	The Company’s net sales for North America include sales in Mexico which totaled $173.4 million, $147.3 million and $150.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Identifiable assets in Mexico totaled $70.6 million and $58.8 million as of December 31, 2010 and 2009, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $2.3 million loss in other expense for the year ended December 31, 2010. Net sales for Venezuela were $6.0 million for the year ended December 31, 2010, and net assets for Venezuela were less than 1.0% of the Company’s total net assets as of December 31, 2010 and 2009. As the Venezuelan operations are not significant to the overall operations of the Company, future rate changes in the bolivar would not have a significant impact on the Company’s financial statements.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Food and Beverage	Household	Personal Care/Specialty	Automotive Lubricants	Total
	(In thousands)
2010	$1,586,417	$442,928	$163,931	$319,457	$2,512,733
2009	1,385,544	423,004	171,278	291,208	2,271,034
2008	1,561,273	491,641	186,787	319,253	2,558,954

25.	Environmental Matters

As a result of the Company closing its plant located in Edison, New Jersey, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of evaluating and implementing its obligations under ISRA regarding this facility. The Company has recorded expense of $0.4 million for this obligation. This amount may change based on results of additional investigation expected to be undertaken for NJDEP, however, the Company does not believe that such changes will have a significant impact on the results of operations.

26.	Earnings Per Share

The following are reconciliations of income (loss) from continuing operations, loss from discontinued

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

operations and net income (loss) attributable to GPC stockholders used to calculate basic and diluted earnings (loss) per share.

The following summarizes earnings per share for the year ended December 31, 2010 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Net income	$61,789	$(7,077)	$54,712	$111	$54,823

Denominator:
Weighted average number of GPC shares outstanding (3)			60,334,473		61,410,535

			Basic		Diluted
Earnings per share:
Net income attributable to GPC stockholders			$0.91		$0.89

The following summarizes earnings per share for the year ended December 31, 2009 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Income from continuing operations	$23,734	$(4,602)	$19,132	$(273)	$18,859
Loss from discontinued operations	(9,481)	1,428	(8,053)	85	(7,968)

Net income	$14,253	$(3,174)	$11,079	$(188)	$10,891

Denominator:
Weighted average number of GPC shares outstanding (4)			42,981,204		42,985,179

			Basic		Diluted
Earnings per share:
Income from continuing operations			$0.45		$0.44
Loss from discontinued operations			(0.19)		(0.19)

Net income attributable to GPC stockholders			$0.26		$0.25

The following summarizes loss per share for the year ended December 31, 2008 (in thousands, except share and per share data):

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Loss Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Loss Per Share
Numerator:
Loss from continuing operations	$(47,417)	$—	$(47,417)	$—	$(47,417)
Loss from discontinued operations	(10,506)	—	(10,506)	—	(10,506)

Net loss	$(57,923)	$—	$(57,923)	$—	$(57,923)

Denominator:
Weighted average number of GPC shares outstanding (5)			42,975,419		42,975,419

			Basic		Diluted
Loss per share:
Loss from continuing operations			$(1.10)		$(1.10)
Loss from discontinued operations			(0.25)		(0.25)

Net loss attributable to GPC stockholders			$(1.35)		$(1.35)

(1)	The allocation of earnings is based on the noncontrolling interests’ relative ownership percentage.
(2)	Holdings adjustment is based on incremental earnings that would be attributable to those potentially dilutive options to purchase partnership units on an “as-if converted” basis. For the years ended December 31, 2010, 2009 and 2008, 669,694, 721,828 and 4,954,011 potential options to purchase partnership units, respectively, have been excluded as the options are either antidilutive or as a result of the related contingencies not being met as of the reporting dates. Regarding contingencies, there are two types of options that contain contingencies: (1) those which vest and become exercisable upon the attainment of certain financial performance goals associated with a sale by Blackstone of 75% of its original ownership interest in the Company, and (2) those which vest and become exercisable upon Holdings’ achievement of specified earnings targets.
(3)	For the year ended December 31, 2010, 20,134 potential options to purchase GPC common stock have been excluded as the options are antidilutive.
(4)	Reflects 3,975 incremental shares calculated using the treasury stock method.
(5)	As of December 31, 2008, there were no potentially dilutive common stock equivalents outstanding regarding GPC shares. Accordingly, the number of basic and diluted weighted average shares outstanding is the same.

27.	Capital Stock

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

There were 0 shares of preferred stock issued and outstanding for each of the years ended December 31, 2010, 2009 and 2008. There were 63,311,512, 42,998,786 and 42,975,419 shares of common stock issued and outstanding for the years ended December 31, 2010, 2009 and 2008, respectively.

28.	Interim Financial Results (Unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$585,576	$652,832	$630,439	$643,886	$2,512,733
Gross profit	$102,319	$120,598	$112,043	$101,489	$436,449
Net (loss) income	$(24,511)	$37,800	$(4,354)	$52,854	$61,789
Net (loss) income attributable to noncontrolling interests	$(2,290)	$4,264	$(209)	$5,312	$7,077
Net (loss) income attributable to Graham Packaging Company Inc. stockholders	$(22,221)	$33,536	$(4,145)	$47,542	$54,712

Earnings per share:
Net (loss) income attributable to Graham Packaging Company Inc. stockholders per share (1):
Basic	$(0.42)	$0.54	$(0.07)	$0.75	$0.91
Diluted	$(0.42)	$0.53	$(0.07)	$0.75	$0.89

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$561,851	$585,714	$588,803	$534,666	$2,271,034
Gross profit	$93,576	$112,693	$111,799	$86,381	$404,449
Income (loss) from continuing operations	$17,170	$34,570	$13,084	$(41,090)	$23,734
Net income (loss)	$16,843	$33,091	$10,966	$(46,647)	$14,253
Net income (loss) attributable to noncontrolling interests	$2,826	$5,262	$1,930	$(6,844)	$3,174
Net income (loss) attributable to Graham Packaging Company Inc. stockholders	$14,017	$27,829	$9,036	$(39,803)	$11,079

Earnings per share:
Net income (loss) attributable to Graham Packaging Company Inc. stockholders per share (1):
Basic	$0.33	$0.65	$0.21	$(0.93)	$0.26
Diluted	$0.33	$0.65	$0.21	$(0.93)	$0.25

(1)	Net (loss) income attributable to Graham Packaging Company Inc. stockholders per share may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

29.	Subsequent Event

On January 13, 2011, Graham Alternative Investment Partners I, LP (“GAIP”), Graham Capital Company

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2010

(“GCC”) and GPC Investments, LLC (“GPCI”) exercised their rights under the Exchange Agreement to exchange on a one-for-one basis Holdings limited partnership units for shares of GPC’s common stock. On January 13, 2011, GAIP, GCC and GPCI exchanged 1,500,000, 240,000 and 26,681 Holdings limited partnership units, respectively, for the same number of shares of GPC’s common stock. Holdings issued an aggregate of 1,766,681 limited partnership units to GPC in consideration for the corresponding number of limited partnership units surrendered and extinguished as a result of such exchanges. No underwriters were involved in the transactions, and the transactions were exempt from the registration requirements under Section 4(2) of the Securities Act. This exchange will impact the ITRs obligations, for which the Company is currently in the process of determining the impact.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management excluded from its assessment the internal control over financial reporting at the Liquid Entities, which were acquired on September 23, 2010, and whose financial statements constitute 23.7% of total assets, 1.1% of total liabilities, 4.0% of net sales and 0.1 % of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at December 31, 2010, and that there were no material weaknesses in our internal control over financial reporting as of that date.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.

(c) Changes in Internal Control over Financial Reporting

On September 23, 2010, we completed the acquisition of the Liquid Entities. We are in the process of incorporating the Liquid Entities’ internal controls into our control structure. We consider the ongoing integration of the Liquid Entities a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Packaging Company Inc.

We have audited the internal control over financial reporting of Graham Packaging Company Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Item 9A. Controls and Procedures,” management excluded from its assessment the internal control over financial reporting at the Liquid Entities, which were acquired on September 23, 2010, and whose financial statements constitute 23.7% of total assets, 1.1% of total liabilities, 4.0% of net sales and 0.1 % of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at the Liquid Entities. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of a new accounting and reporting standard related to non-controlling interests.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 24, 2011

PART III

Item 10.	Directors; Executive Officers of the Registrant and Corporate Governance

The information regarding directors of Graham Packaging Company Inc. and executive officers set forth under the caption “Proposal No. 1—Election of Directors” and “The Board of Directors and Certain Governance Matters—Executive Officers of the Company” in the Graham Packaging Company Inc. Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth equity compensation plan information regarding equity options to purchase limited partnership units in Holdings, which may be exchanged for shares of GPC’s common stock, or shares of GPC’s common stock at December 31, 2010.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,934,984	$8.50	1,244,583

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,934,984	$8.50	1,244,583

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following Financial Statement Schedules are included herein:

Schedule I – Graham Packaging Company Inc. Registrant’s Condensed Financial Statements

Schedule II – Valuation and Qualifying Accounts

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

The financial statements included in this annual report are listed under “Item 8. Financial Statements and Supplementary Data.” All exhibits filed with this annual report are listed in (3) below.

(3)	Exhibits:

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: February 24, 2011

GRAHAM PACKAGING COMPANY INC.
(Registrant)

By:	/s/ William E. Hennessey
Name:	William E. Hennessey
Title:	Vice President, Corporate Controller and Treasurer (chief accounting officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 24th day of February, 2011 by the following persons on behalf of the registrant and in the capacities indicated below:

Signature	Title

/s/ Mark S. Burgess Mark S. Burgess	Chief Executive Officer and Director (principal executive officer)

/s/ David W. Bullock David W. Bullock	Chief Financial Officer (principal financial officer)

/s/ William E. Hennessey William E. Hennessey	Vice President, Corporate Controller and Treasurer (principal accounting officer)

/s/ Chinh E. Chu Chinh E. Chu	Director

/s/ Vikrant Sawhney Vikrant Sawhney	Director

/s/ Charles E. Kiernan Charles E. Kiernan	Director

/s/ Gary G. Michael Gary G. Michael	Director

/s/ John R. Chiminski John R. Chiminski	Director

/s/ Angelo G. Acconcia Angelo G. Acconcia	Director

/s/ John R. Murphy John R. Murphy	Director

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this annual report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibit

2.1*	Stock and Unit Purchase Agreement, dated as of August 9, 2010, by and among (i) Liquid Container L.P., (ii) each of the stockholders of (w) Liquid Container Inc., (x) CPG-L Holdings Inc., and (y) WCK-L Holdings Inc., (iii) each of the limited partners of Liquid Container L.P., (iv) Graham Packaging Acquisition Corp. and (v) Graham Packaging Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on August 13, 2010 (File No. 001-34621)).

3.1	Restated Certificate of Incorporation of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

3.2	Amended and Restated By-Laws of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

4.2	Indenture, dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on October 14, 2004 (File No. 333-53603-03)).

4.3	Indenture, dated as of November 24, 2009, among Graham Packaging Company, L.P., GPC Capital Corp. I, the Guarantors named therein and The Bank of New York Mellon, as Trustee, relating to the Senior Notes Due 2017 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by the Guarantors named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on November 24, 2009 (File No. 333-53603-03)).

4.4	Indenture, dated as of September 23, 2010, among Graham Packaging Company, L.P., GPC Capital Corp. I, the Guarantors named therein and The Bank of New York Mellon, as Trustee, relating to the Senior Notes Due 2018 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by the Guarantors named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on September 29, 2010 (File No. 001-34621)).

4.5	Supplemental Indenture, dated as of July 30, 2010, among GPACSUB LLC, Graham Packaging Minster LLC, Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party

Exhibit Number	Description of Exhibit
thereto, and The Bank of New York Mellon, as Trustee, relating to the Senior Subordinated Notes due 2014 (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.6	Supplemental Indenture, dated as of July 30, 2010, among GPACSUB LLC, Graham Packaging Minster LLC, Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the Senior Notes due 2017 (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.7	Supplemental Indenture, dated as of October 4, 2010, among Graham Packaging GP Acquisition LLC, Graham Packaging LP Acquisition LLC, CPG-L Holdings, Inc., Liquid Container Inc., Graham Packaging LC, L.P., Graham Packaging PX Holding Corporation, Graham Packaging PX, LLC, Graham Packaging PX Company, WCK-L Holdings, Inc., Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the Senior Subordinated Notes due 2014 (incorporated herein by reference to Exhibit 4.13 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.8	Supplemental Indenture, dated as of October 4, 2010, among Graham Packaging GP Acquisition LLC, Graham Packaging LP Acquisition LLC, CPG-L Holdings, Inc., Liquid Container Inc., Graham Packaging LC, L.P., Graham Packaging PX Holding Corporation, Graham Packaging PX, LLC, Graham Packaging PX Company, WCK-L Holdings, Inc., Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the Senior Notes due 2017 (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.9	Form of 9 7/8% Series Senior Subordinated Note due 2014 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on October 14, 2004 (File No. 333-53603-03)).

4.10	Form of 8 1/4% Senior Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on November 24, 2009 (File No. 333-53603-03)).

4.11	Form of 8 1/4% Senior Note due 2018 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on September 29, 2010 (File No. 001-34621)).

10.1	First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on October 14, 2004 (File No. 333-53603-03)).

10.2	First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman

Exhibit Number	Description of Exhibit
Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company on March 31, 2006 (File No. 333-53603-03)).

10.3	Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on April 21, 2006 (File No. 333-53603-03)).

10.4	Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company on April 2, 2007 (File No. 333-53603-03)).

10.5	Fourth Amendment to Credit Agreement, dated as of May 28, 2009, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on May 29, 2009 (File No. 333-53603-03)).

10.6	Fifth Amendment to Credit Agreement, dated as of December 16, 2009, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed by Graham Packaging Company Inc. on December 23, 2009 (File No. 333-163956)).

10.7	Sixth Amendment to Credit Agreement, dated as of September 23, 2010, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on September 29, 2010 (File No. 001-34621)).

10.8	Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on July 8, 2005 (File No. 333-125173-02)).

10.9	Termination Agreement by and among Graham Packaging Holdings Company, Graham Packaging Company L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment

Exhibit Number	Description of Exhibit
Partners I, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on February 18, 2010 (File No. 333-53603-03)).

10.10	Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.), Graham Packaging Holdings Company, GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on July 13, 1998 (File No. 333-53603-03)).

10.11	Form of Management Stockholders’ Agreement Termination Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.12	Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.), Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on July 13, 1998 (File No. 333-53603-03)).

10.13	Termination Agreement by and among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P., Graham Packaging Company Inc., Graham Packaging Holdings Company, GPC Capital Corp. II and MidOcean Capital Investors, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.14	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.15	Exchange Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.16	Registration Rights Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation, GPC Holdings, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P. and certain holders of the Company’s common stock, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.17	Stockholders’ Agreement by and among Graham Packaging Company Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

Exhibit Number	Description of Exhibit

10.18	Income Tax Receivable Agreement between Graham Packaging Company Inc. and Blackstone Capital Partners III Merchant Banking Fund L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.19	Income Tax Receivable Agreement between Graham Packaging Company Inc. and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.20	Registration Rights Agreement among Graham Packaging Company, L.P. and GPC Capital Corp. I, as issuers, and Graham Packaging Holdings Company and the guarantors listed on the signature pages thereto, as guarantors, dated as of November 24, 2009 (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 4, 2010 (File No. 333-167976-18)).

10.21	Registration Rights Agreement among Graham Packaging Company, L.P. and GPC Capital Corp. I, as issuers, and Graham Packaging Holdings Company and the guarantors listed on the signature pages thereto, as guarantors, dated as of September 23, 2010 (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 4, 2010 (File No. 333-167976-18)).

10.22**	Amended and Restated Employment Agreement between Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Mark S. Burgess, dated January 20, 2010 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.23**	Option Agreement, dated as of June 17, 2009, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on June 19, 2009 (File No. 333-53603-03)).

10.24**	Employment Agreement, dated as of May 4, 2009, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.25**	Amendment to Employment Agreement, dated as of February 11, 2010, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 1, 2010 (File No. 001-34621)).

10.26**	Option Agreement (for performance-based “MOIC” options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.27**	Option Agreement (for time-based options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.28**	Management Subscription Agreement, dated as of May 4, 2009, between BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.) and David Bullock (incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed by Graham Packaging Company Inc. on December 23, 2009 (File No. 333-163956)).

Exhibit Number	Description of Exhibit

10.29**	Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company on March 31, 2006 (File No. 333-53603-03)).

10.30**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company on March 31, 2005 (File No. 333-53603-03)).

10.31**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company on April 2, 2007 (File No. 333-53603-03)).

10.32**	Letter Agreement, dated December 18, 2008, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on December 19, 2008 (File No. 333-53603-03)).

10.33**	Graham Packaging Holdings Company and Graham Packaging Company, L.P. Transaction Bonus and Release Agreement with Warren D. Knowlton, dated January 20, 2010 (incorporated herein by reference to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on February 18, 2010 (File No. 333-53603-03)).

10.34**	Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on July 31, 1998 (File No. 333-53603-03)).

10.35**	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company on March 31, 2005 (File No. 333-53603-03)).

10.36**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on February 6, 2008 (File No. 333-53603-03)).

10.37**	2008 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on August 7, 2008 (File No. 333-53603-03)).

10.38**	Form of Option Unit Agreement pursuant to the Graham Packaging Holdings Company 2008 Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on April 10, 2008 (File No. 333-53603-03)).

10.39**	Form of Amended and Restated Option Unit Agreement (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company on March 10, 2009 (File No. 333-53603-03)).

10.40**	Form of Director Fee Agreement (incorporated herein by reference to Exhibit 10.40 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

Exhibit Number	Description of Exhibit

10.41**	Form of Graham Packaging Holdings Company Management Option Unit Exchange Agreement (incorporated herein by reference to Exhibit 10.41 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.42**

Amended and Restated Graham Packaging Company, Inc. 2010 Equity Compensation Plan

(incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Graham Packaging Company Inc. on June 22, 2010 (File No. 333-167673)).

10.43*	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.43 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.44**	Form of IPO Transaction Bonus Agreement (incorporated herein by reference to Exhibit 10.44 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.45**	Form of Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.45 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.46**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.46 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on January 22, 2010 (File No. 333-163956)).

10.47**	Graham Packaging Company Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.48 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on January 22, 2010 (File No. 333-163956)).

10.48**	Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.49**	Class A Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.50**	Long-Term Incentive Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.51**	Form of Long-Term Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

21.1***	Subsidiaries of Graham Packaging Company Inc.

23.1***	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1***	Certification required by Rule 15d-14(a).

31.2***	Certification required by Rule 15d-14(a).

32.1***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit

32.2***		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	–	Schedules and similar attachments to the Stock and Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any ommitted schedules or similar attachment to the SEC upon request.

**	–	Indicates a management contract or compensatory plan or arrangement.

***	–	Filed herewith.

SCHEDULE I

GRAHAM PACKAGING COMPANY INC.

REGISTRANT’S CONDENSED FINANCIAL STATEMENTS

(In thousands, except share data)

	December 31,
BALANCE SHEETS	2010	2009
Assets:
Current assets	$—	$—
Other non-current assets	—	—

Total assets	$—	$—

Liabilities and equity (deficit):
Current liabilities	$100	$703
Investment in subsidiary	509,633	771,760
Other non-current liabilities	34,876	—

Total liabilities	544,609	772,463

Equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, shares issued and outstanding 63,311,512 and 42,998,786	633	430
Additional paid-in capital	459,422	297,470
Retained earnings	(977,318)	(1,032,887)
Notes and interest receivable for ownership interests	(4,838)	(6,353)
Accumulated other comprehensive income (loss)	(22,508)	(31,123)

Equity (defict)	(544,609)	(772,463)

Total liabilities and equity (deficit)	$—	$—

	Year Ended December 31,
STATEMENTS OF OPERATIONS	2010	2009	2008
Selling, general and administration expenses	$874	$862	$60
Increase in income tax receivable obligations	4,971	—	—
Equity in income (loss) from continuing operations of subsidiaries	81,789	30,250	(47,290)
Equity in loss from discontinued operations of subsidiaries	—	(9,481)	(10,506)

Income (loss) before income taxes	75,944	19,907	(57,856)
Income tax provision	14,155	5,654	67

Net income (loss)	61,789	14,253	(57,923)
Total other comprehensive income (loss)	6,872	40,122	(117,330)

Comprehensive income (loss)	68,661	54,375	(175,253)
Comprehensive income attributable to noncontrolling interests	7,727	9,215	—

Comprehensive income (loss) attributable to Graham Packaging Company, Inc.	$60,934	$45,160	$(175,253)

	Year Ended December 31,
STATEMENTS OF CASH FLOWS	2010	2009	2008
Operating activities:
Net income (loss)	$61,789	$14,253	$(57,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in other current assets	—	794	—
Deferred tax provision (benefit)	14,155	6,387	(21)
Increase in income tax receivable obligations	4,971	—	—
Change in other current liabilities	(603)	703	236
Change in other non-current liabilities	1,477	(1,427)	(88)
Equity in (earnings) loss of subsidiaries	(81,789)	(20,769)	57,796

Net cash used in operating activities	—	(59)	—

Investing activities:
Investment in subsidiary	(171,055)	—	—

Net cash used in investing activities	(171,055)	—	—

Financing activities:
Proceeds from the issuance of common stock, net of underwriting discount of $11.3 million	171,055	—	—
Net proceeds from net issuance of ownership interests	—	59	—

Net cash provided by financing activities	171,055	59	—

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$26

See footnotes to consolidated financial statements of Graham Packaging Company Inc.

SCHEDULE II

GRAHAM PACKAGING COMPANY INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2010
Allowance for doubtful accounts	$2,433	$(9)	$744	$1,680
Allowance for inventory losses	5,870	7,684	7,035	6,519

Year ended December 31, 2009
Allowance for doubtful accounts	$6,452	$(226)	$3,793	$2,433
Allowance for inventory losses	6,482	3,345	3,957	5,870

Year ended December 31, 2008
Allowance for doubtful accounts	$5,734	$1,298	$580	$6,452
Allowance for inventory losses	6,966	3,593	4,077	6,482