Form 10-K/A
period 2010-12-31
Graham Packaging Co Inc.
filed 2011-05-02
CIK 1478085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 25, 2011, the registrant had outstanding 65,695,729 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

References in this Amendment to “Graham,” “Graham Packaging,” “Company,” “we,” “us” and “our” refer to Graham Packaging Company Inc. and its consolidated subsidiaries, unless the context requires otherwise.

As previously announced, on April 12, 2011, Graham Packaging and Silgan Holdings Inc. (“Silgan”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Graham Packaging will merge with and into Silgan, with Silgan continuing as the surviving corporation (the “Merger”), and each share of Graham Packaging’s common stock will be converted into the right to receive a combination of 0.402 shares of common stock of Silgan and $4.75 in cash. Completion of the Merger is subject to the adoption of the Merger Agreement by both parties’ stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of certain foreign antitrust approvals and other customary closing conditions.

This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2011. We are filing this Amendment solely to include the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K, which, pursuant to General Instruction G to Form 10-K, incorporated by reference certain information from the definitive proxy statement that we anticipated would be filed with the SEC within 120 days after December 31, 2010. As a result of the Merger, we will not file a definitive proxy statement containing the previously omitted information with the SEC within such timeframe and, accordingly, Part III of the Original Form 10-K is hereby amended. Except as expressly noted, this Amendment does not reflect events occurring after the filing of our Original Form 10-K or modify or update in any way any of the disclosures contained in our Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and other SEC filings.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Amendment, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, are forward-looking statements. Certain statements regarding the Merger and the expected costs and benefits from such Merger are also forward-looking statement. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our and Silgan’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Original Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Amendment in the context of these risks and uncertainties.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names, ages and biographical information of each of our directors.

Name	Age	Principal Occupation and Other Information

Mark S. Burgess	52	Our Chief Executive Officer since January 1, 2009 and a member of our Board since our initial public offering (“IPO”) in February 2010. Prior to becoming our Chief Executive Officer, Mr. Burgess served as our Chief Financial Officer from December 2006 until May 2009, and Chief Operating Officer since April 2008. Prior to our IPO, Mr. Burgess was a member of the Advisory Board. Mr. Burgess served as President and Chief Executive Officer, as well as Chief Financial Officer, of Anchor Glass Container Corporation from May 2005 until September 2006. He previously served as Executive Vice President and Chief Financial Officer of Clean Harbors Environmental Services, Inc. from April 2003 to April 2005. Between 1990 and 2003, he held senior financial and operational management roles at JL French Automotive Castings and Trailmobile Corporation, and prior to that, he served as a Vice President at Chase Manhattan Bank. He holds a B.A. in economics from Dickinson College and an M.B.A. from the Fuqua School of Business at Duke University.

Angelo G. Acconcia	32	A member of our Board since our IPO and, prior to that, a member of an advisory committee to our company since March 2009. Mr. Acconcia is an executive in Blackstone’s Private Equity Group. Since joining Blackstone in 2004, Mr. Acconcia has been involved in the execution of Blackstone’s investments in Allied Barton, Graham Packaging, Kosmos Energy, Nalco, OSUM, Paetec, TRW Automotive, and Texas Genco. Before joining Blackstone, Mr. Acconcia worked at Morgan Stanley in their Global Energy and Mergers and Acquisitions departments in both the U.S. and Canada and, prior to that, for CIBC in Hong Kong and Canada.

John R. Murphy	60	A member of our Board since February 2011. Mr. Murphy has served on the Board of Directors, Audit Committee and Governance Committee of O’Reilly Automotive, Inc. since 2003. In addition, Mr. Murphy served as Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation, a leading manufacturer of paperboard and paper-based packaging products, from 2009 to 2010; served as President and Chief Executive Officer of Accuride Corporation and a member of its Board of Directors from2007 until 2008; served as Accuride’s President and Chief Operating Officer during 2007; served as President and Chief Financial Officer during 2006, and as Executive Vice President/Finance and Chief Financial Officer of Accuride from 1998 to 2006 (Accuride Corporation filed Chapter 11 bankruptcy in October of 2009, emerging in 2010). Mr. Murphy holds a Bachelor of Science in Accounting from Pennsylvania State University and Master of Business Administration from University of Colorado, and is a Certified Public Accountant.

Name	Age	Principal Occupation and Other Information

Charles E. Kiernan	65	A member of our Board since our IPO and, prior to that, a member of an advisory committee to our company since July 2002. Prior to this appointment, Mr. Kiernan was the Executive Vice President and a member of the Executive Council for Aramark Corporation from 1998 to 2000, where he served as President of the Food and Support Services unit. Mr. Kiernan was employed by Duracell from 1986 to 1997. He served as the President and Chief Operating Officer of Duracell International Inc. from 1994 to 1997, during which time he also served as a director of the company, and President of Duracell North America from 1992 to 1994. Mr. Kiernan served as a member of the Board of Trustees of the National Urban League.

Vikrant Sawhney	40	A member of our Board since March 2010. Mr. Sawhney is a Senior Managing Director in the Blackstone Private Equity Group. Mr. Sawhney leads the Private Equity Group’s capital markets activities and also works closely with GSO Capital Partners LP, a credit-oriented alternative asset manager, and the Advisory & Restructuring Group and various other parts of the firm on credit-related matters. Before joining Blackstone in 2007, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, where he was responsible for managing the firm’s relationships with Blackstone and several other large private equity firms. Prior to joining Deutsche Bank, Mr. Sawhney was an Associate at the law firm of Simpson Thacher & Bartlett LLP.

Chinh E. Chu	44	The Chairman of our Board since our IPO and, prior to that, a member of an advisory committee to our company since May 2005. Mr. Chu is a Senior Managing Director in the Blackstone Private Equity Group. Since joining Blackstone in 1990, Mr. Chu has led Blackstone’s investments in Stiefel Laboratories, ReAble Therapeutics’ acquisition of DJ Orthopedics, Biomet, Catalent Pharma Solutions, Alliant, ReAble Therapeutics, Celanese, Nalco, SunGard Data Systems, Nycomed and LIFFE. He has also been involved in Blackstone’s investments in FGIC, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Mr. Chu is currently a director of Alliant, Healthmarkets, DJO Incorporated, Catalent Pharma Solutions, SunGard Data Systems, Allied Barton, Bank United and Bayview, and previously served on the board of directors of Celanese Corporation. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers and Acquisitions Department.

Gary G. Michael	70	A member of our Board since our IPO and, prior to that, a member of an advisory committee to our company since October 2002. Mr. Michael served as Interim President of the University of Idaho from June 2003 to July 2004. Prior to this position, he served as Chairman of the Board and Chief Executive Officer of Albertson’s, Inc., a national food and drug retailer, from February 1991 until his retirement in April 2001. Prior to that, he served as Vice Chairman, Executive Vice President and Senior Vice President of Finance of Albertson’s and served on the Board of Directors from 1979 until his retirement. Mr. Michael is a past Chairman of the Federal Reserve Bank of San Francisco and is a long-time member of the Financial Executives Institute. He currently serves as a Director of Questar, Inc., IdaCorp, the J.A. and Kathryn Albertson Foundation and The Clorox Company.

Name	Age	Principal Occupation and Other Information

John R. Chiminski	47	A member of our Board since our IPO. Since March 2009, Mr. Chiminski has served as the President and Chief Executive Officer and as a member of the board of directors of Catalent Pharma Solutions, a provider of advanced technologies and services to pharmaceutical, biotechnology and consumer health companies. Prior to joining Catalent Pharma Solutions, Mr. Chiminski served as the President and Chief Executive Officer of GE Medical Diagnostics. Prior to that appointment, Mr. Chiminski held a variety of senior management positions at GE Healthcare.

Our Restated Certificate of Incorporation provides for a classified Board of Directors divided into three classes: Charles E. Kiernan and Vikrant Sawhney constitute a class with a term that expires at the Annual Meeting of Stockholders in 2013 (the “Class I Directors”); Mark S. Burgess, Angelo G. Acconcia and John R. Murphy constitute a class with a term that expires at the Annual Meeting of Stockholders in 2011 (the “Class II Directors”); and Chinh E. Chu, Gary G. Michael and John R. Chiminski constitute a class with a term that expires at the Annual Meeting of Stockholders in 2012 (the “Class III Directors”). Successors to the class of directors whose term expires at any annual meeting shall be elected for a term expiring at the third succeeding annual meeting of stockholders.

When considering whether the directors had the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focused primarily on the information discussed in each of the board members’ biographical information set forth under “–Directors.” Each of the Company’s directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing his skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board. Each of Messrs. Chu, Sawhney and Acconcia possesses experience in managing privately-held enterprises and is familiar with corporate finance and strategic business planning activities that are unique to highly-leveraged companies like ours. Finally, many of our directors possess substantial expertise in advising and managing companies in various segments of the packaging industry. In particular, Mr. Burgess has significant management and accounting experience in the packaging industry, having served as our Chief Financial Officer from 2006 to 2009 and in other high level management roles at a variety of manufacturing companies. Mr. Chu is experienced in management, having been involved in numerous Blackstone investments such as the Stiefel Laboratories investment and the ReAble Therapeutics’ acquisition of DJ Orthopedics. Mr. Sawhney is experienced in capital markets activities, restructurings and credit-related matters, having served as Senior Managing Director of Blackstone since 2007 and Managing Director in the Financial Sponsors Group at Deutsche Bank prior to that. Mr. Kiernan is experienced in the packaging industry, having served as President of the Food and Support Services for Aramark Corporation from 1998 to 2000. Mr. Michael is knowledgeable about accounting, management and the packaging industry, having served as Interim President of the University of Idaho from 2003 to 2004 and as Chairman of the Board and Chief Executive Officer of Albertson’s, Inc. from 1991 to 2001. Mr. Chiminski has management expertise, having served as President, Chief Executive Officer and a director of Catalent Pharma Solutions since 2009 and as President and Chief Executive Officer of GE Medical Diagnostics prior to 2009. Mr. Acconcia is also experienced in oversight of company management and operations, having been involved in numerous Blackstone investments including those in Allied Barton and Kosmos Energy. Mr. Murphy is experienced in accounting and governance matters, having held positions as Director, Audit Committee member, Chief Executive Officer and Chief Financial Officer in several companies, including O’Reilly Automotive, Inc. and Smurfit-Stone Container Corporation, a leading manufacturer of paperboard and paper-based packaging products.

Executive Officers

Set forth below are the names, ages and biographical information of each of our executive officers, other than Mark S. Burgess, whose information is presented under “—Directors.”

Name	Age	Principal Occupation and Other Information

David W. Bullock	46	David W. Bullock has been our Chief Financial Officer since May 5, 2009. Prior to that, Mr. Bullock served as Chief Operating Officer, as well as Executive Vice President and Chief Financial Officer, of UAP Holding Corporation, a distributor of agricultural-related products, from 2002 until 2008. Prior to this, Mr. Bullock was employed by FMC Corporation from 1995 until 2002. Mr. Bullock received his M.B.A. from Cornell University and a B.S. in Electrical Engineering from Lehigh University.

Peter T. Lennox	48	Peter T. Lennox has been our Senior Vice President, Global Food and Beverage since July 2010. Prior to that, Mr. Lennox Served as our General Manager of Household Chemical and Automotive, Personal Care/Specialty and South America since April 2008. Prior to that, Mr. Lennox served as our Senior Vice President and General Manager of Household Chemical and Automotive, and Personal Care/Specialty since January 2006. Between 2000 and 2006, Mr. Lennox held a variety of operational roles in the Company. Mr. Lennox earned his B.S. degree in Marketing at the University of Florida.

David W. Cargile	50	David W. Cargile has been our Senior Vice President, Global Technology and General Manager of the Proprietary Machinery Business Unit since July 2006. Prior to that, Mr. Cargile served as our Vice President of Global Technology since 2003. Prior to that, Mr. Cargile served as our Vice President, Commercial and Technical Development Europe Business Unit since September 2000. Prior to September 2000, Mr. Cargile was our Director of Product Development and Research and Development. Mr. Cargile received his Architectural and Civil Engineering degrees from the State Technical Institute of Memphis.

Martin F. Sauer	57	Martin F. Sauer has been our Senior Vice President, Global Sourcing since August 2007. Prior to that, Mr. Sauer served as our Vice President, Global Sourcing since January 2001. Prior to that, Mr. Sauer served as Director, Global Sourcing since May 2000. Prior to that, Mr. Sauer served as the Supply Chain Director of Asia for Burmah Castrol from 1996 to 2000. Prior to Castrol, Mr. Sauer worked for Exxon for twelve years. Mr. Sauer received his M.B.A. from Louisiana State University and a B.S. in Chemical Engineering from Auburn University.

Name	Age	Principal Occupation and Other Information

Michael L. Korniczky	45	Michael L. Korniczky has been our Chief Administrative Officer, General Counsel and Secretary since June 2010. Prior to that, Mr. Korniczky served as our Vice President, General Counsel and Secretary since March 2007. Prior to that, Mr. Korniczky served as Assistant General Counsel for Crown Holdings, Inc., a global metal container manufacturing company, from 1998 through 2007. Prior to that, Mr. Korniczky was an attorney in private practice. Prior to entering into private practice, Mr. Korniczky was employed by the McDonnell Douglas Aircraft Company from 1988 until 1990. Mr. Korniczky is admitted to practice in Pennsylvania and Illinois and before the United States Patent and Trademark Office. Mr. Korniczky obtained an LL.M. in Intellectual Property from the John Marshall Law School in Chicago, J.D. from Whittier College Law School, and B.S. in Mechanical Engineering from Polytechnic Institute of New York University.

Each executive officer was elected to hold office until his successor is elected and qualifies or until his earlier resignation or removal.

Audit Committee

Messrs. Kiernan, Michael and Murphy are members of our Audit Committee. Our Board has determined that all members of the Audit Committee are “independent” as such term is defined under Section 10A(m)(3) of the Exchange Act of 1934, as amended (the “Exchange Act”) and the NYSE listing standards, and all members of the Audit Committee are “financially literate” within the meaning of the listing standards of the NYSE. In addition, our Board has determined that Mr. Michael qualifies as an audit committee financial expert as defined under applicable SEC regulations and that he has “accounting or related financial management expertise” within the meaning of the listing standards of the NYSE. The Board reached its conclusion as to Mr. Michael’s qualification based on, among other things, his education and experience.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.grahampackaging.com under Investor Relations: Corporate Governance: Audit Committee. We are not incorporating by reference in this Amendment any information from our website.

Code of Ethics

We maintain a Code of Ethics, which is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers. The Code of Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and professional conduct and fair dealing. The Company will promptly disclose, if required by applicable laws, any amendments to, or waivers from, the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth below rather than by filing a Form 8-K.

The Code of Ethics may be found on our website at www.grahampackaging.com under Investor Relations: Corporate Governance: Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, persons who own more than 10% of a registered class of our equity securities and certain entities associated with the foregoing (the “Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC rules to furnish us with copies of all Forms 3, 4 and 5, and amendments thereto, that they file with the SEC.

Based solely on our review of copies of such reports and written representations from our executive officers and directors, we believe that the Reporting Persons complied with all Section 16(a) filing requirements during 2010.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our compensation philosophy for our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers who were serving as of December 31, 2010 (Messrs. Burgess, Bullock, Lennox, Korniczky and Cargile, individually, a “Named Executive Officer” and, collectively, the “Named Executive Officers”) has been driven by the need to recruit, develop, motivate and retain top talent both in the short-term and long-term, and to support our values in the areas of people, technology and customer satisfaction. The same compensation philosophy has been applied to all levels of managerial employees from mid-level managers or professionals and above. Exceptions to this principle are generally due to local requirements. Other factors affecting compensation are:

•	annual company performance;

•	impact of the employee’s performance on our results;

•	our objective to provide total compensation that is higher than competitive levels when aggressive company goals are exceeded; and

•	internal equity and external market competitiveness.

Purpose and Philosophy

We follow several principles in the development and administration of the three main elements of our executive compensation program: base salary, annual incentive awards and long-term incentive awards. In establishing executive compensation, we believe that:

•	Our executive compensation programs are aligned with and support the strategic direction of our business;

•	Our compensation programs encourage behavior consistent with our values and reinforce ethical business practices;

•	We design compensation levels to reflect the level of accountability and future potential of each executive and the achievement of outstanding individual results;

•	Our compensation programs link executive compensation to the creation and maintenance of our long-term equity value;

•

As an executive’s level of responsibility increases, the proportion of compensation “at risk” increases; however, executive compensation programs should not encourage excessive or unnecessary risks; and

•	The design and administration of our compensation programs reflect best practices to be financially efficient, affordable and legally compliant.

Administration and Role of Executives in Establishing Compensation

The Compensation Committee of our Board administers our executive compensation program. Our Chief Executive Officer and our Vice President of Global Human Resources provided recommendations regarding the design of our compensation programs to the Compensation Committee. Upon the Compensation Committee’s approval, the execution of the elements of the executive compensation programs is the responsibility of the Human Resources department.

Compensation Consultants and Benchmarking Data

From time to time, we, through our Human Resources function, have worked with a compensation consultant to ascertain best practices and market trends in the design of executive compensation programs. The Compensation Committee has considered general comparative marketplace compensation data (which includes data from the 250 largest U.S. companies in the Standard & Poor’s 500 Index) obtained from our past compensation consultant to enhance its understanding of current general marketplace practices. In addition, in 2010, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (the “Survey”) to conduct a review of the competitiveness of our executive compensation program, which the Compensation Committee reviewed in 2010 in connection with base salary adjustments, and which the Compensation Committee will consider in connection with setting 2011 executive compensation.

Elements of Our Executive Compensation and Benefits Programs

Consistent with the philosophy that compensation to the executive officers should be aligned closely with our short and long-term financial performance, a portion of executive compensation is “at risk” and is tied to the attainment of previously established financial goals. However, we believe that it is prudent to provide competitive base salaries and other benefits to attract and retain the appropriate management talent in order to achieve our strategic objectives. Accordingly, we provided compensation to our Named Executive Officers in the year ended December 31, 2010 through a combination of the following:

•	base salary;

•	annual cash incentives;

•	long-term equity incentives (equity option awards); and

•	limited perquisites.

In March, 2010, our Compensation Committee approved our Long Term Incentive Plan, which is described in more detail below.

Relative Size of Major Compensation Elements

The combination of base salary, annual cash incentives, long-term equity incentives and limited perquisites comprises total direct compensation. In setting executive compensation, the Compensation Committee considers the aggregate compensation payable to a Named Executive Officer and the form of that compensation. The Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.

The Compensation Committee believes that making a significant portion of an executive officer’s compensation contingent on annual results more closely aligns the executive officer’s interests with those of the stockholders. For superior performance, annual cash incentive awards pay out at above targeted levels and for below-target performance, awards pay out at below target levels, or not at all. At the beginning of each year, as part of our normal performance review, the Chief Executive Officer recommends to the Compensation Committee adjustments to base salary and annual incentive awards for executive officers, other than for himself. The Compensation Committee approves all compensation adjustments for executive officers.

Named Executive Officers have a substantial portion of compensation that is variable and “at risk.” The portion of variable, performance-based compensation increases directly with the executive’s level of responsibility to ensure that the most senior executives are held most accountable for operating performance and changes in stockholder value. Performance-based pay programs comprise the majority of the total direct compensation packages for most of the Named Executive Officers.

The Compensation Committee may decide, as appropriate, to modify the mix of base salary, annual cash incentives, long-term equity incentives and perquisites to best fit a Named Executive Officer’s specific circumstances. For example, the Compensation Committee may make the decision to award more cash and not grant an equity award. This provides more flexibility to the Compensation Committee to reward executive officers appropriately as they near retirement, when they may only be able to partially fulfill the vesting required for equity options. The Compensation Committee may also increase the size of equity option grants to an executive officer if the total number of career equity option grants does not adequately reflect the executive’s current position with us or if an above-market compensation package is necessary to attract and retain critical talent.

Timing of Compensation Decisions

All elements of the Named Executive Officers’ compensation were reviewed in February, after a review of financial, operating and personal objectives with respect to the prior year’s results. At that time, the financial, operating and personal objectives are determined for the current year. The Compensation Committee may, however, review salaries, long-term equity incentives and other elements of compensation at other times as the result of new appointments, promotions or other events during the year.

The following table summarizes the approximate timing of significant compensation events:

Event	Timing

Base salary review and recommendation.	At the discretion of the Compensation Committee.

Executive performance evaluation and corresponding compensation recommendations.	Results approved in February of each fiscal year for annual cash incentive with respect to prior year. Earned incentive paid in March.

Event	Timing

Merit increases for executives.	Generally effective first pay period in April.

Granting of equity options to executives.	No set policy.

Compensation Committee meetings.	Compensation Committee typically meets quarterly.

Establish executive officer financial objectives.	First quarter of each year for the current year.

Establish executive officer personal objectives.	First quarter of each year for the current year.

Base Salary

Base salaries for Named Executive Officers are generally fixed for several years, except for annual merit increases or increases in connection with a change in responsibility. Base salary adjustments to ensure market competitiveness for all Named Executive Officers (other than in connection with annual merit increases) were reviewed in 2010, in connection with the Survey. The survey included the following peer companies: Aptar Group, Ball, Crown Holdings, Greif, Owens-Illinois, Pactiv and Silgan. The base salary of Mr. Burgess was adjusted upon his assumption of the position of Chief Executive Officer on January 1, 2009 and is reflected in Mr. Burgess’ amended and restated employment agreement described under “—Employment Agreements.”

The Compensation Committee has determined that Named Executive Officers should generally receive only annual merit increases to their salaries that are equal to those increases that are implemented on a company-wide basis. The Compensation Committee annually reviews base salaries for executive officers and makes adjustments only when necessary based on executive and company performance.

There are occasions when a base salary can be reduced, such as when a Named Executive Officer moves to a position of lesser responsibility in the organization. Alternatively, base salary can be frozen for a number of years until it falls in line with comparable positions. This type of adjustment will depend on individual situations.

Based on the annual review of base salaries as described above, the Compensation Committee approved base salary increases for certain of our executive officers, including the following Named Executive Officers: Mr. Bullock’s annual base salary was increased from $420,000 to $460,000, effective August 1, 2010; Mr. Lennox’s annual base salary was increased from $267,375 to $370,000, effective June 7, 2010; Mr. Cargile’s annual base salary was increased from $254,624 to $300,000 effective July 15, 2010, and Mr. Korniczky’s annual base salary was increased from $220,000 to $350,000 effective April 12, 2010. A significant factor considered by the Compensation Committee in the decision to increase Mr. Lennox’s annual base salary was his appointment to Senior Vice President, Global Food and Beverage. Similarly, a significant factor considered by the Compensation Committee in the decision to increase Mr. Korniczky’s annual base salary was his appointment to Chief Administrative Officer, General Counsel and Secretary. The increases for Messrs. Bullock and Cargile were made based on the aforementioned Survey.

Annual Incentive Compensation

Cash incentive awards may be earned under our Incentive Compensation Program ( the “ICP”), a component of our Annual Incentive Plan, and will be paid to participants in March of the following year.

The ICP’s design objectives are:

•	to reinforce among all participants the importance of their individual and collective contributions to our continued success;

•	to encourage initiative and sound judgment among participants in all business decisions and in the day-to-day execution of their jobs;

•	to provide total compensation that is higher than target levels when more aggressive goals are exceeded; and

•	to encourage teamwork and improve our overall return on investment.

The ICP provides cash incentive awards to Named Executive Officers and other executive and management employees for achieving and exceeding annual, company-wide financial goals, business unit specific financial goals and/or individual performance goals. In cases of exceptional and/or extraordinary performance, an ICP award may be adjusted upwards to provide bonuses higher than those that would otherwise be payable under the ICP.

Each participant in the ICP has a bonus potential, computed as a percentage of annual base salary, based on job level. Such bonus potential target for Named Executive Officers ranged between 45% and 180% of their respective salaries as of January 1, 2010. Each of the performance goal components that apply to the Named Executive Officers is given a weighting which represents a percentage of the Named Executive Officer’s bonus potential target. The ICP also provides for maximum bonuses equivalent to 140% of bonus potential target in 2010 based on exceeding the ICP performance goal component targets. Such maximum bonuses for Named Executive Officers ranged between 84% and 252% of their respective salaries as of January 1, 2010. These bonus potential target percentages were established by the Compensation Committee after negotiation with our management team. Based upon its knowledge of our industry, our Compensation Committee believed that these ranges would provide for meaningful motivation of our management team in a manner that will influence their behavior towards the achievement of our most important business goals.

The ICP requires that the Company achieve a threshold level of corporate covenant compliance EBITDA, excluding any acquisitions or divestitures, before any bonus can be earned by the Named Executive Officers and other executive and management employees participating in the ICP. For 2010 the corporate covenant compliance EBITDA threshold was $468 million. For more information on the calculation of corporate covenant compliance EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Original Form 10-K. In addition, for the Named Executive Officers whose cash incentive awards are also based on achieving certain business unit goals, business unit adjusted EBITDA had to meet or exceed a minimum threshold of 95% of the business unit budgeted EBITDA for there to be any payout under any of the business unit performance goal components.

Once these minimum thresholds are satisfied, there are threshold, target and maximum performance levels that have been established for each of the relevant performance goal components (other than the corporate and business unit sales components). If the threshold performance level for any component is not achieved, no bonus is earned under the ICP with respect to that component. At the threshold performance levels, the Named Executive Officers are entitled to payouts equal to 50% of the weighting assigned to the company-wide performance goal components and 25% of the weighting assigned to the business unit performance goal components. At the target performance levels, the Named Executive Officers are entitled to payouts equal to 100% of the weighting assigned to each of their performance goal components. Performance above the performance goal component target levels entitles the Named Executive Officers to bonus payouts in excess of their bonus potential target, up to a maximum of 140% of the weighting assigned to each of their performance goal components. For actual performance results that fall between the specified performance levels, the payouts for the respective component percentages are adjusted on a linear basis. Payouts under the corporate and business unit sales components are not subject to specific sales targets, but are instead based on evaluations by our Chief Executive Officer of a variety of sales objectives, such as growth in adjacent markets, the engagement of new customers and the further penetration of the existing customer base.

For 2010, ICP goals and targets for Messrs. Burgess and Bullock and their respective weightings were corporate covenant compliance EBITDA, as defined by our credit agreements, excluding any acquisitions or divestitures, with a target of $485 million and a weighting of 70%, and corporate free cash flow, with a target of $118 million and a weighting of 30%. Corporate free cash flow for a period is defined as cash flow from operations during that period minus cash paid for capital expenditures during that period, further adjusted for acquisition and integration expenses, IPO related expenses and contract termination fees paid in 2010. The threshold performance levels in 2010 were $475 million and $105 million in corporate covenant compliance EBITDA and corporate free cash flow, respectively. The maximum performance levels in 2010 were $495 million and $131 million in corporate covenant compliance EBITDA and corporate free cash flow, respectively.

To ensure focus on specific business unit results, the targets for Mr. Lennox, in 2010, were weighted such that 40% of the targeted potential payout was based on total company performance and 60% of the targeted potential payout was based on the performance of the business units over which he had accountability. The portion (40%) based on total company performance was comprised of the same corporate component measures and performance levels described above for Messrs. Burgess and Bullock. The remaining portion (60%) based on the performance of the respective business units over which he had accountability, was comprised of business unit adjusted EBITDA, defined as corporate covenant compliance EBITDA with start-up costs added back (15%), business unit free cash flow, defined as business unit adjusted EBITDA, less business unit capital expenditures (15%), business unit sales (20%) and business unit productivity goals (10%). Since Mr. Lennox had responsibility for the Household, Chemical and Automotive business unit prior to his promotion to Senior Vice President of the Food and Beverage business unit, the portion of his bonus based on business unit performance (60%) reflects a pro-rated bonus amount for the period from January 1, 2010 to June 6, 2010 based on achievement of the Household, Automotive and Chemical full-year performance levels and a pro-rated bonus amount for the period from June 7, 2010 through December 31, 2010 based on achievement of the Food and Beverage full-year performance levels. The business unit target performance levels for 2010 were set at challenging levels, which required significant improvement over actual 2009 performance. For example, if the business unit adjusted EBITDA targets for the year ended December 31, 2010, had been a component of the ICP in the five years preceding the year ended December 31, 2010, the targets for the year ended December 31, 2010, would not have been met in any of those years based on actual historical performance for Mr. Lennox.

To ensure focus on specific corporate results, the targets for Messrs. Korniczky and Cargile, in 2010, and their respective weightings, were corporate covenant compliance EBITDA (20%), corporate free cash flow (20%), combined business units adjusted EBITDA (15%), combined business units free cash flow (15%), corporate sales (20%) and combined business unit productivity goals (10%). With respect to the combined business unit target performance levels, targets for 2010 were set at challenging levels, which required significant improvement over actual 2009 performance. For example, if the combined business unit adjusted EBITDA targets for the year ended December 31, 2010 had been a component of the ICP in the five years preceding the year ended December 31, 2010, the target for the year ended December 31, 2010, would not have been met in any of those years based on actual historical performance for Messrs. Korniczky and Cargile.

Actual amounts paid under the ICP for 2010 were calculated by multiplying each Named Executive Officer’s base salary by his bonus potential percentage, adjusted by an achievement factor representing our actual achievement under each component as detailed in the following tables.

Salary	X	Bonus Potential Percentage	=	Bonus Potential Target

Bonus Potential Target	X	Achievement Factor	=	Actual Bonus Paid

Calculation of Actual Bonuses Paid

The calculation of amounts payable under the ICP for 2010 are demonstrated in the table below. Actual amounts paid are also reflected in the Summary Compensation Table in the column titled “Bonus” and “Non-Equity Incentive Plan Compensation” under the “2010” designation.

Name	2010 Salary	Target Bonus Potential Percentage	Bonus Potential Target	Achievement Factor (1)	Actual Bonus Paid (3)
Mark S. Burgess	$750,000	180.0%	$1,350,000	129.4%	$1,747,315
David W. Bullock	$420,000	100.0%	$420,000	129.4%	$543,609
Peter Lennox	$267,375	100.0%	$267,375	121.8%	$325,579
Michael Korniczky (2)	$220,000	100.0%	$158,400	124.8%	$197,721
Michael Korniczky (2)	220,000	45.0	27,720	76.3	21,152

			$186,120	117.6%	$218,873

David Cargile	$254,624	60.0%	$152,774	76.3%	$116,576

(1)	The “achievement factor” for each Named Executive Officer is calculated by multiplying the percentage achievement of our company against pre-determined targets for each component by the respective weights given to each component. The weightings of the components for the 2010 ICP and actual results with respect to each component are set forth in the table below. For actual results that fall between the pre-determined target levels, the achievement factor is adjusted on a linear basis.
(2)	Pro-rated for the period January 1, 2010, through April 12, 2010, at Mr. Korniczky’s old bonus potential target percentage of 45.0%, and April 13, 2010 through the end of the year at the new bonus potential target percentage of 100.0% in connection with Mr. Korniczky’s appointment of Chief Administrative Officer, General Counsel and Secretary.
)3)	Under the 2010 ICP bonuses paid were based on salaries as of January 1, 2010.

Calculation of Achievement Factors

		Percent of Component Bonus Opportunity				Range of Resulting Achievement Factors
2010 Components of Bonus Potential	Weighting of Component	Threshold	Target	Maximum	Actual Achievement of Component	Threshold	Target	Maximum	Actual Achievement Factor
Messrs. Burgess and Bullock:
Corporate Covenant Compliance EBITDA	70%	50%	100%	140%	134.0%	35%	70%	98%	93.8%
Corporate Free Cash Flow	30	50%	100%	140%	118.8%	15%	30%	42%	35.6

Total	100%								129.4%

Mr. Lennox:
Corporate Covenant Compliance EBITDA	20%	50%	100%	140%	134.0%	10.00%	20%	28%	26.8%
Corporate Free Cash Flow	20	50%	100%	140%	118.8%	10.00%	20%	28%	23.8
Business Unit Adjusted EBITDA	15	25%	100%	140%	99.9%	3.75%	15%	21%	15.0
Business Unit Free Cash Flow	15	25%	100%	140%	96.8%	3.75%	15%	21%	14.5
Business Unit Sales	20	25%	100%	140%	82.5%	5.00%	20%	28%	16.5
Business Unit Productivity Goals	10	25%	100%	140%	0.0%	2.50%	10%	14%	0.0
Discretionary Award (2)	—				—				25.2

Total	100%								121.8%

Mr. Korniczky (1):
Corporate Covenant Compliance EBITDA	20%	50%	100%	140%	134.0%	10.00%	20%	28%	26.8%
Corporate Free Cash Flow	20	50%	100%	140%	118.8%	10.00%	20%	28%	23.8
Combined Business Unit Adjusted EBITDA	15	25%	100%	140%	39.8%	3.75%	15%	21%	5.9
Combined Business Unit Free Cash Flow	15	25%	100%	140%	74.5%	3.75%	15%	21%	11.2
Corporate Sales	20	25%	100%	140%	43.0%	5.00%	20%	28%	8.6
Combined Business Unit Productivity Goals	10	25%	100%	140%	0.0%	2.50%	10%	14%	0.0
Discretionary Award (2)	—				—				48.5

Total	100%								124.8%

Mr. Korniczky (1):
Corporate Covenant Compliance EBITDA	20%	50%	100%	140%	134.0%	10.00%	20%	28%	26.8%
Corporate Free Cash Flow	20	50%	100%	140%	118.8%	10.00%	20%	28%	23.8
Combined Business Unit Adjusted EBITDA	15	25%	100%	140%	39.8%	3.75%	15%	21%	5.9

		Percent of Component Bonus Opportunity				Range of Resulting Achievement Factors
2010 Components of Bonus Potential	Weighting of Component	Threshold	Target	Maximum	Actual Achievement of Component	Threshold	Target	Maximum	Actual Achievement Factor
Combined Business Unit Free Cash Flow	15	25%	100%	140%	74.5%	3.75%	15%	21%	11.2
Corporate Sales	20	25%	100%	140%	43.0%	5.00%	20%	28%	8.6
Combined Business Unit Productivity Goals	10	25%	100%	140%	0.0%	2.50%	10%	14%	0.0

Total	100%								76.3%

Mr. Cargile:
Corporate Covenant Compliance EBITDA	20%	50%	100%	140%	134.0%	10.00%	20%	28%	26.8%
Corporate Free Cash Flow	20	50%	100%	140%	118.8%	10.00%	20%	28%	23.8
Combined Business Unit Adjusted EBITDA	15	25%	100%	140%	39.8%	3.75%	15%	21%	5.9
Combined Business Unit Free Cash Flow	15	25%	100%	140%	74.5%	3.75%	15%	21%	11.2
Corporate Sales	20	25%	100%	140%	43.0%	5.00%	20%	28%	8.6
Combined Business Unit Productivity Goals	10	25%	100%	140%	0.0%	2.50%	10%	14%	0.0

Total	100%								76.3%

(1)	Pro-rated for the period January 1, 2010 through April 12, 2010 at Mr. Korniczky’s old bonus potential target percentage of 45.0% for a total award of 76.3%, and for the period April 13, 2010 through the end of the year based on the new bonus potential target percentage of 100.0% for a total award of 124.8%.
(2)	Discretionary awards were granted in order to reflect a pro-rated bonus potential target amount as a result of the salary increases awarded in connection with Mr. Lennox’s appointment to Senior Vice President, Global Food and Beverage, and Mr. Korniczky’s appointment to Chief Administrative Officer, General Counsel and Secretary.

An Incentive Plan Committee, comprised of the Chief Executive Officer, Chief Financial Officer and Vice President, Global Human Resources, reviewed our goals and designated position eligibility and relative target awards under the ICP in 2010. The Vice President, Global Human Resources was responsible for administering and maintaining the ICP in 2010 and the Incentive Plan Committee reviewed documentation justifying discretionary awards. The Incentive Plan Committee has reviewed and approved all terms and conditions of the ICP in 2010.

The Chief Executive Officer had the sole discretion to include or exclude certain financial costs or benefits in the calculation of financial targets used in the 2010 ICP. In cases of exceptional and/or extraordinary performance based on the sole discretion of our Chief Executive Officer, the Incentive Plan Committee reserves the right to award bonuses greater than those that would otherwise be payable under the ICP. Additionally, the ICP in 2010 provided for a discretionary incentive pool for rewarding selected participants for exemplary performance. The Incentive Plan Committee also reserves the right to award bonuses that are less than those specified under the ICP, including the right not to award a bonus in a given year to any individuals.

Participation in the ICP does not give any employee the right to be retained in the service of our company, or our subsidiaries, or any right to claim any benefit under the program unless such right had specifically accrued under the terms of the program.

From time to time, we may grant discretionary bonuses to executive officers in recognition of exemplary service. In the year ended December 31, 2010, discretionary bonuses were awarded under the 2010 ICP to a group of senior business unit and corporate employees in respect of their efforts in driving company performance during 2010. Discretionary awards were also granted to Messrs. Lennox and Korniczky in order to reflect Mr. Lennox’s appointment to Senior Vice President, Global Food and Beverage, and Mr. Korniczky’s appointment to Chief Administrative Officer, General Counsel and Secretary. These bonuses were paid in March of 2011.

Long Term Incentive Compensation

In March, 2010, the Compensation Committee approved our Long Term Incentive Plan (the “LTIP”). The LTIP is designed to encourage result-oriented actions on the part of select vice-presidents, general managers, and directors of the company that will drive the achievement of specific business objectives. Under the LTIP, the Company’s Compensation Committee or its delegate will make a grant of performance share units to selected eligible employees. Each of those units represents one share of our stock. The number of the units issued to a participant will be increased or decreased at the end of a two-year performance period depending upon our level of achievement over the performance period of the performance goals established by the Compensation Committee at the beginning of the performance period. At the end of the performance period, each LTIP unit will generally be satisfied in cash, although the units may be settled in shares of our common stock, payable from shares authorized under our 2010 Stock Plan (as defined herein), at the discretion of the Compensation Committee. Upon a change in control (as defined in the LTIP), all LTIP awards will become fully vested and payable at the maximum amount. See “—LTIP Awards” below.

In consideration of receiving the LTIP award, each participant agrees to (a) certain limitations on disclosing confidential information, (b) post-termination restrictions on non-solicitation and non-competition for a period of 15 months following the participant’s termination from the company and (c) return of company property upon termination of employment. The company will be entitled to repayment of the LTIP award from the participant upon any violation of the above referenced agreements made in consideration of the LTIP award, and the company may also be entitled to repayment of the LTIP award from the participant if the participant is terminated for Cause (as defined in the LTIP) within 6 months of receiving the LTIP award.

For the 2010/2011 performance period, Messrs. Korniczky, Lennox and Cargile were each granted 10,000 units under the LTIP. For further information on units granted under the LTIP, see “—2010 Grants of Plan-Based Awards” and “—LTIP Awards.”

Equity Options

Equity options are a vital piece of our total compensation package and are designed to support our long-term strategy, provide a mechanism to attract and retain talent and to create a commonality of interest between management and our owners. Responsibility for option grants under our equity option and incentive plans has been delegated to the Compensation Committee. The Compensation Committee has made grants of equity options as a reward for demonstrated performance and leadership, in connection with the appointment of executive officers (including Named Executive Officers) and to provide incentives for future exceptional performance. The size of equity option grants increases with the level of responsibility of the executive position.

Options to purchase limited partnership units in Graham Packaging Holdings Company (“Holdings”) have been granted under the terms of the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”), the 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan”) and the 2008 Graham Packaging Holdings Company Management Option Plan (the “2008 Option Plan” and, collectively with the 1998 Option Plan and the 2004 Option Plan, the “Holdings Option Plans”). Options to purchase common stock of the Company have been granted under the Graham Packaging Company Inc. 2010 Equity Compensation Plan (the “2010 Stock Plan” and collectively with the Holdings Option Plans, the “Plans”). Shares of our common stock received in exchange for Holdings’ units underlying options previously granted under the Holdings Option Plans are issued under the 2010 Stock Plan. The company intends to make all future grants of equity awards under the 2010 Stock Plan, and there will be no further grants of options under the Holdings Option Plans.

In general, options awarded under the 1998 Option Plan vest according to either a time-based component or time-based and performance-based components as follows: 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the holder of the option is still an employee on the vesting date, and 50% of the options vest and become exercisable in 20% increments annually over five years, so long as we achieve specified adjusted EBITDA targets for each year, although these options do become exercisable in full without regard to our achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the option is still an employee on that date.

In general, time-based options awarded under the 2004 Option Plan and the 2008 Option Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the option is still an employee on the vesting date, and in limited circumstances, options have been granted under the 2004 Option Plan and the 2008 Option Plan with vesting subject to the additional requirement of the achievement of a covenant compliance EBITDA target. See “—Option Awards” below. In some circumstances, options have been granted under the 2004 Option Plan and the 2008 Option Plan that vest contingent upon the employee’s continuous employment with us and the sale by Blackstone of its entire interest in us, with the vesting percentage based upon the multiple of invested capital Blackstone achieves in such a sale (“MOIC options”). In early 2010, we amended the MOIC options to provide that the options will vest in accordance with the multiple of the invested capital Blackstone achieves if the employee remains continuously employed with us through the date on which Blackstone sells 75% of its interest in us. Employees can also qualify for additional vesting if Blackstone achieves additional multiple of invested capital milestones upon subsequent sales of its interest in us provided that those employees remain employed through a date that precedes such subsequent sale by three months or less. For further information on the MOIC options, see “—Merger with and Into Silgan.”

Generally, upon a holder’s termination of employment, all unvested options are forfeited and vested options must be exercised within 90 days of the termination event, with variations based on the circumstances of termination. However, in the event of certain terminations of employment of our Named Executive Officers, all unvested options will vest immediately, as further described in “—Potential Payments Upon Termination or Change of Control.”

Options awarded under the Holdings Option Plans have a term of ten years. In the past, we have amended the terms of specified options to extend their terms. See the footnotes to the Outstanding Equity Awards at 2010 Fiscal Year End table for more information.

In order to permit our employees to obtain marketable securities upon the exercise of their options to purchase units in Holdings under any of the Holdings Option Plans, we permit any of our employees who hold these options to enter into an exchange agreement with us. Under the exchange agreement, option holders will have the right to exchange the partnership units that they obtain through the exercise of their options for our shares of publicly traded common stock.

For further information on grants of equity options in 2010, see “—2010 Grants of Plan-Based Awards” and “—Option Awards.”

In 2010, in connection with our IPO, we granted additional unvested options to acquire shares of our common stock under the 2010 Stock Plan to certain members of our management, including certain of our Named Executive Officers. These options will vest in 25% increments over a period of four years and, once vested, generally will remain exercisable for a period of up to ten years from the date of grant, subject to the recipient’s continued employment with us (with limited post-termination exercise periods varying based upon the circumstances of termination). All unvested options granted in connection with the IPO will vest fully and immediately upon a change of control of our company. The exercise price per share of these options is equal to the IPO price per share of $10. We granted these stock options to our Named Executive Officers to acquire the following number of shares: Mr. Burgess 347,136 shares; Mr. Bullock 117,603 shares, Mr. Lennox 65,418 shares, Mr. Korniczky, 32,520 shares and Mr. Cargile 58,612 shares. In addition, under the 2010 Stock Plan, we granted Mr. Lennox the option to acquire 40,000 shares of common stock at a price per share of $11.97 in consideration of Mr. Lennox’s appointment to Senior Vice President, Global Food and Beverage.

Benefits

Retirement Benefits

In line with our aim to encourage long-term service and promote retention, a 401(k) plan is made available to all U.S. employees, including Named Executive Officers. We believe that both current compensation and longer-term benefit plans are important elements of the compensation package. Effective January 1, 2009, the 401(k) plan provides a non-elective cash contribution of 3% of base salary and a 50% company match up to 4% of base salary, up to the statutory maximum.

Effective December 31, 2006, we froze our defined benefit pension plans for specified salaried and hourly employees, including Messrs. Lennox and Cargile, and implemented the non-elective 401(k) benefit described above.

Pension Plans

In the year ended December 31, 2010, we maintained a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. We also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of our U.S. employees. The defined benefit plan for salaried employees and hourly employees, including several Named Executive Officers, provides retirement benefits based on the final five years average compensation and years of service for salaried employees, while providing benefits based on years of service for hourly employees. Employees are eligible for early retirement benefits at age 55, provided that they have provided 10 years of eligible service. This plan was frozen as of December 31, 2006. As a result, the maximum years of service a participant can earn for benefit accrual is 18 years under the current plan benefit formula, excluding any employees who carried over accrued benefits from a predecessor plan. See note 14 of the notes to consolidated financial statements included in our Original Form 10-K, for information regarding our pension plans.

The compensation covered by the defined benefit plan is an amount equal to “Total Wages” (as defined therein) for salaried employees. This amount includes the annual Salary, Bonus and Non-Equity Incentive Plan Compensation amounts shown in the Summary Compensation Table for the Named Executive Officers who participated in the plan. Messrs. Burgess, Bullock and Korniczky accrued no years of service at the time the plan was frozen. Currently, none of the Named Executive Officers is eligible for early retirement benefits. Benefits under the plan are computed on the basis of straight-life annuity amounts.

Other Benefits

We also provide other benefits, such as medical coverage and life and disability insurance. Named Executive Officers are eligible for the same benefits provided to other employees, including medical coverage and life and disability insurance, as well as supplemental plans chosen and paid for by employees who wish additional coverage. There are no special insurance plans for Named Executive Officers. We also provide limited perquisites to executive officers, such as relocation assistance, housing subsidies, automobile allowance, tax planning and assistance, and executive physicals.

Severance and Change of Control Benefits

Named Executive Officers may receive payments under severance and change of control provisions of their employment agreements designed to offer incentives and retain executive officers during a potential, or following an actual, change of control of our company, including a change in ownership, structure or other material change that could potentially affect us. Several of our employment agreements with our Named Executive Officers contain a non-competition and non-solicitation provision that is effective during employment and for a specified time after the executive’s employment is terminated. Our change of control and severance benefits are designed to be competitive with those available to similarly situated executives at comparable companies.

Generally, if an executive’s employment terminates due to disability or death, or if the executive is terminated for cause or resigns without good reason, then the executive or the executive’s beneficiary is entitled to accrued and unpaid base salary, vacation and business expenses and a pro-rated annual bonus (upon a termination due to death or disability only). If an executive is terminated without cause, resigns with good reason or in contemplation or as a result of a change of control, the executive may be entitled to additional benefits. See “—Potential Payments Upon Termination or Change of Control” below.

In March 2010, the Compensation Committee approved new severance plans, designed to make the severance arrangements across various classes of the company more uniform. Messrs. Burgess, Bullock, Lennox, Korniczky and Cargile are eligible for our Class A Executive Severance Plan (“Class A Plan”). As described below in more detail under “—Potential Payments Upon Termination or Change of Control,” the Class A Plan offers severance benefits in certain circumstances in lieu of severance benefits under the executive’s employment agreement if the severance benefits available under the Class A Plan are greater than those available under the executive’s employment agreement.

Employment Agreements

We entered into employment agreements with certain Named Executive Officers. See “—Employment Agreements” below, following the Summary Compensation Table.

Transaction Bonuses

In connection with our IPO, we paid discretionary transaction bonuses to each of the following Named Executive Officers, in recognition of their efforts with respect to the IPO, in the following amounts: Mr. Burgess ($1,500,000), Mr. Bullock ($500,000), Mr. Lennox ($50,000), Mr. Korniczky ($100,000) and Mr. Cargile ($25,000). In connection with the Company’s acquisition of Liquid Container in September, 2010, we paid Mr. Burgess a discretionary transaction bonus of $350,000 and Mr. Bullock a discretionary transaction bonus of $150,000. See note 3 of the notes to consolidated financial statements included in our Original Form 10-K, for information regarding this acquisition.

Retention Bonuses

In connection with the IPO, we entered into retention bonus agreements with Mr. Burgess and Mr. Bullock. Under these agreements, Mr. Burgess received $550,000 and Mr. Bullock received $190,000 on December 31, 2010, and Mr. Burgess will receive $550,000 and Mr. Bullock will receive $190,000 on each of December 31, 2011, and December 31, 2012, if they are employed by us on those dates. In the event that employment is terminated by us without cause or by the executive for good reason before all of the payments under the retention agreement have been made, all of the future payments will be accelerated and immediately paid to the executive.

Merger With and Into Silgan

In connection with the execution of the Merger Agreement, our Board of Directors adopted certain management incentive and retention arrangements. The Board of Directors approved the amendment of MOIC-vesting options granted in 2006 and 2009 to Mr. Burgess, and in 2009 to Mr. Bullock, to provide, upon the Merger, that the options will vest with respect to 25% of the shares covered by such options, contingent on their continued services through the Merger closing. In addition, the vesting criteria for the other unvested portion of the MOIC options will be based solely upon the multiple Blackstone achieves in a complete sale of its interest in Silgan relative to Blackstone’s original invested capital in us, without regard to whether the optionholder remains employed by us at the time of the sale.

The Board of Directors also approved new retention agreements for selected senior executives. For the named executive officers, the retention amounts are $2,375,000 for Mr. Burgess, $1,005,000 for Mr. Bullock, $100,000 for Mr. Lennox, $300,000 for Mr. Korniczky, and $200,000 for Mr. Cargile. One-half of the retention award is payable upon closing of the Merger and one-half is payable on the first anniversary of the closing of the Merger. If the executive is terminated without “cause” or resigns for “good reason”, then these payments will be accelerated, but if the executive resigns without “good reason” before the scheduled payment date, then the unpaid portion will be forfeited. The Board of Directors also approved cash payments that are designed to compensate executives for equity awards that we anticipated granting in 2011 had we not entered into the Merger Agreement. These payments are contingent upon the closing of the Merger and the recipient remaining employed by us through the closing of the Merger. For the named executive officers, the cash amounts are $1,122,880 for Mr. Burgess, $422,037 for Mr. Bullock, $215,325 for Mr. Lennox, $149,930 for Mr. Korniczky and $121,220 for Mr. Cargile.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement and Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Company’s Board of Directors:

Chinh E. Chu (Chair) Charles E. Kiernan Vikrant Sawhney April 7, 2011

Compensation Committee Interlocks and Insider Participation

Except as set forth below, during the 2010 fiscal year, there were no “compensation committee interlocks” (as that term is defined in SEC rules). The current members of the Compensation Committee are Messrs. Chu, Kiernan and Sawhney, none of whom is a current or former officer or employee of the Company or any of its subsidiaries. During the 2010 fiscal year:

•	none of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

•

none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which the Company was a participant and the amount involved exceeded $120,000, except that Messrs. Chu and Sawhney are affiliates of Blackstone, which was a party to the Monitoring Agreement with the Company. See “Certain Relationships and Related Transactions, and Director Independence.”

•

none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;

•	none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and

•

none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Summary Compensation Table

The following table sets forth all compensation paid to our chief executive officer, our chief financial officer, our three other most highly compensated executive officers who were serving as of December 31, 2010 for the years ended December 31, 2008, 2009 and 2010, and their respective titles. These individuals are referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)		Total ($)
Mark S. Burgess Chief Executive Officer	2010 2009 2008	747,300 756,896 549,393	2,400,000 — —	(6)	— — —	923,382 141,209 —	1,747,315 1,620,000 1,110,432	— — —	141,729 130,026 133,658	(7)	5,959,726 2,648,131 1,793,483

David W. Bullock Chief Financial Officer	2010 2009	434,618 273,591	840,000 —	(8)	— —	312,824 389,742	543,609 504,000	— —	8,531 243,740	(9)	2,139,582 1,411,073

Peter Lennox Senior Vice President, Global Food and Beverage	2010 2009 2008	323,453 271,476 260,310	132,046 34,710 —	(10) (10)	100,000 — —	298,812 — —	243,533 310,864 326,778	12,643 3,880 9,254	21,773 19,658 22,225	(11)	1,132,260 640,588 618,567

Michael Korniczky (12) Chief Administrative Officer, General Counsel and Secretary	2010	311,412	195,895	(13)	100,000	86,503	122,978	—	8,834	(14)	825,622 —

David Cargile (12) Senior Vice President, Global Technologies and General Manager of the Proprietary Machinery Business Unit	2010	274,226	25,000	(15)	100,000	155,908	116,576	40,058	18,474	(16)	730,242

(1)	The annual base salaries for Messrs. Bullock, Lennox, Korniczky and Cargile were increased during fiscal 2010. Therefore, the amounts shown for Messrs. Bullock, Lennox, Korniczky and Cargile reflect a base salary paid at different annual rates during fiscal 2010.
(2)	Represents the grant date fair value for LTIP awards granted on February 10, 2010, calculated in accordance with the accounting standards for share-based compensation (excluding the effect of estimated forfeitures). Amounts reported for Messrs. Lennox, Korniczky and Cargile are based upon the probable outcome of the LTIP performance conditions. The grant date fair value of the LTIP awards assuming that the highest level of performance conditions is achieved is as follows: Mr. Lennox $150,000; Mr. Korniczky $150,000 and Mr. Cargile $150,000. See “Compensation Discussion and Analysis—Long Term Incentive Compensation.”
(3)	Represents the aggregate grant date fair value calculated in accordance with the accounting standards for share-based compensation (excluding the effect of estimated forfeitures) with respect to equity option awards granted in 2010 and 2009. The grant date fair value of an award was calculated utilizing the assumptions discussed in note 19 of the notes to the consolidated financial statements included in our Original Form 10-K.
(4)	Amounts reflected for the years 2008, 2009 and 2010 represent incentive compensation under the ICP earned in 2008, 2009 and 2010, respectively, and paid in 2009, 2010 and 2011, respectively.
(5)	Represents the aggregate change in actuarial present value of accumulated pension benefits over the specified years, using the same pension plan measurement data used for financial statement reporting purposes.
(6)	Represents a $1,500,000 IPO related bonus, a $550,000 retention bonus and a $350,000 bonus related to the acquisition of Liquid Container.
(7)	Includes a housing subsidy in the amount of $109,106, contributions to our 401(k) plan in the amount of $12,250, reimbursement of country club dues, car allowance and amounts attributable to group term life insurance. The $109,106 paid by our company in respect of Mr. Burgess’ housing subsidy in 2010 was composed of $60,000 in direct fees for housing and $49,106 in tax gross-up, computed by dividing the direct housing fees by one minus the combined incremental federal and state tax rate of Mr. Burgess.
(8)	Represents a $500,000 IPO related bonus, a $190,000 retention bonus and a $150,000 bonus related to the acquisition of Liquid Container.
(9)	Includes contributions to our 401(k) plan in the amount of $7,833 and amounts attributable to group term life insurance.
(10)	Represents a $50,000 IPO related bonus paid in 2010 and a discretionary bonus of $82,046 that was paid under the ICP for 2010, and a $34,710 retention bonus in 2009 which was paid in March 2011.
(11)	Includes contributions to our 401(k) plan in the amount of $12,117, amounts attributable to group term life insurance and a car allowance.
(12)	No information is provided for 2009 and 2008 for Messrs. Korniczky and Cargile as neither was an NEO for these respective years.
(13)	Represents a $100,000 IPO related bonus and a discretionary bonus of $95,895 that was paid under the ICP for 2010.
(14)	Includes contributions to our 401(k) plan in the amount of $8,362, and amounts attributable to group term life insurance.
(15)	Represents an IPO related bonus.
(16)	Includes contributions to our 401(k) plan in the amount of $10,650, and amounts attributable to group term life insurance and a car allowance.

2010 Grants of Plan-Based Award

The following table provides information on grants of plan-based awards in the year ended December 31, 2010 to the Named Executive Officers.

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mark S. Burgess			202,500	1,350,000	1,890,000
	2/10/10	(3)							347,136	10.00	923,382
David W. Bullock			63,000	420,000	588,000
	2/10/10	(3)							117,603	10.00	312,824
Peter Lennox			6,684	267,375	374,325
	2/10/10	(3)							65,418	10.00	174,012
	2/10/10	(4)				750	10,000	15,000			100,000
	6/30/10	(5)							40,000	11.97	124,800
Michael Korniczky			4,653	186,120	260,568
	2/10/10	(3)							32,520	10.00	86,503
	2/10/10	(4)				750	10,000	15,000			100,000
David Cargile			3,819	152,774	213,884
	2/10/10	(3)							58,612	10.00	155,908
	2/10/10	(4)				750	10,000	15,000			100,000

(1)	The Named Executive Officers were eligible for the following target annual bonuses in 2010 under our ICP in 2010: Mr. Burgess, 180% of base salary; Mr. Bullock, 100% of base salary, Mr. Lennox, 100% of base salary and Mr. Cargile, 60% of base salary. Mr. Korniczky’s was pro-rated for the period January 1, 2010, through April 12, 2010, at his old target of 45%, of base salary, and April 13, 2010, through the end of the year based on his new bonus target of 100% of base salary. For more information on the calculations of amounts payable under the ICP, see “—Compensation Discussion and Analysis—Annual Incentive Compensation.”
(2)	We determine the grant date fair value for the option awards by using the Black-Scholes model for time-based awards. The key inputs for the models are the stock price at the date of grant, volatility and the expected term of the option. For LTIP awards, the fair value is based on the trading value of our common stock as of the grant date.
(3)	Represents options granted in consideration of efforts related to our IPO.
(4)	Messrs. Lennox, Korniczky and Cargile each were granted 10,000 units under our LTIP plan for the 2010/2011 performance period. The grant date fair value of these awards was $10.00 per unit, based on the trading value of our common stock on the grant date. The total LTIP award that will be payable under the plan is based on the following targets: (a) the target units; (b) LTIP EBITDA multiplier and (C) capital expenditure multiplier, whereas (a) x (b) x (c) equals the number of units to be granted. The units granted will generally be settled in cash (although the units may be settled in shares of common stock at the Compensation Committee’s discretion), based on the trading value of our common stock once the performance period has expired, and certified by the Compensation Committee.
(5)	Represents an option granted in consideration of Mr. Lennox’s appointment as Senior Vice President, Global Food and Beverage.

Employment Agreements

We entered into an amended and restated employment agreement with Mr. Burgess effective January 20, 2010. Mr. Burgess’s employment agreement provides for his employment as our Chief Executive Officer through January 20, 2013. Mr. Burgess’ term of employment automatically extends for additional successive one-year periods, unless our company or Mr. Burgess elects to terminate the agreement at least 90 days prior to the end of any of these employment periods.

Under his agreement, Mr. Burgess will receive an annual base salary of at least $750,000. Mr. Burgess will also be eligible to receive annual cash incentive awards in accordance with our cash bonus plans. The agreement provides that Mr. Burgess is eligible for a target annual cash incentive award equal to 180% of his base salary, subject to achievement of performance criteria. Upon starting employment, Mr. Burgess received options to purchase limited partnership units in Holdings. Specifically, Mr. Burgess received (i) an option to purchase 419,362 limited partnership units in Holdings one-half of which vests over a four-year period based upon Mr. Burgess’ continued employment and the other half of which vests over the four-year period based upon his continued employment and the attainment of certain performance goals established by our company and (ii) MOIC options to purchase 279,449 limited partnership units in Holdings. See “—Option Awards” below for more detail on the vesting provisions of the options granted to Mr. Burgess. Mr. Burgess may also receive future equity grants under our equity incentive program consistent with other senior executives and competitive pay practices generally.

The agreement of Mr. Burgess also provides for his participation in all employee compensation plans and welfare benefit plans generally available to our other senior executives. Mr. Burgess will receive reimbursement of all reasonable business expenses, fringe benefits, office and support staff and vacation benefits in accordance with our plans, policies and practices and in a manner comparable to other senior executives and Mr. Burgess was entitled to a monthly automobile benefit of $600 and a housing allowance of $5,000 grossed-up for taxes. In 2008, Mr. Burgess received reimbursement for relocation expenses and in 2009, Mr. Burgess received a monthly automobile benefit of $600 and a housing allowance of $5,000 grossed up for taxes. Under his agreement, Mr. Burgess is also entitled to tax gross-up for “golden parachute” excise taxes incurred by him under the Sections 280G and 4999 of the Internal Revenue Code (the “Code”) and the applicable regulations thereunder with respect to payments and benefits received by him pursuant to the agreement. These tax gross-ups are subject to certain limitations (including a cutback of payments or benefits) if the amount of the payments and benefits subject to the excise tax exceeds the applicable safe harbor by less than 10% (within the meaning of the Code Section 4999 and the applicable regulations thereunder). Additionally, his employment agreement contains payments upon termination of employment. A description of potential payments Mr. Burgess may receive upon termination or change in control, are further described in “—Potential Payments Upon Termination or Change of Control.”

In 2009, we hired Mr. Bullock as our chief financial officer and entered into an employment agreement with Mr. Bullock on May 4, 2009, effective May 5, 2009, and amended on March 29, 2010, which amendment was effective as of February 11, 2010. Mr. Bullock’s agreement is for an initial three-year term which is renewed automatically for additional one-year periods unless terminated earlier by either party. Mr. Bullock’s compensation package included an initial annual base salary of $420,000, which was subsequently raised to $460,000. Mr. Bullock is also eligible for an annual target bonus equal to 100% of base salary based upon the achievement of the financial budget or other performance criteria. Mr. Bullock also received a relocation package in 2009 pursuant to our relocation program. Under his agreement, Mr. Bullock is also entitled to tax gross-up for “golden parachute” excise taxes incurred by him under the Sections 280G and 4999 of the Code and the applicable regulations thereunder with respect to payments and benefits received by him pursuant to the agreement. In the event Mr. Bullock’s employment is terminated by us under certain circumstances before

June 30, 2011, Mr. Bullock will reimburse us for 50% of the relocation costs. Upon starting employment, Mr. Bullock received (i) MOIC options to purchase 151,258 limited partnership units in Holdings and (ii) a time-vesting option to purchase 151,258 limited partnership units in Holdings which vests over a four-year period based upon Mr. Bullock’s continued employment. See “—Option Awards” below for more detail on the vesting provisions of the options granted to Mr. Bullock. Mr. Bullock also participates in certain of our other customary programs and policies. Additionally, under the employment agreement, Mr. Bullock is entitled to potential payments upon termination of employment or change in control, as further described in “—Potential Payments Upon Termination or Change of Control.”

On April 15, 2005, we entered into an employment agreement with Mr. Lennox with a term for one year which automatically extends for additional one-year terms unless either party gives 90-day written notice prior to the end of the term. Mr. Lennoxs’ contract was automatically extended for another year on April 15, 2010. Under the agreement, Mr. Lennox is entitled to a base salary of $370,000 and is eligible for a target annual bonus of 100% of his base salary. Annual bonus amounts are subject to achievement of performance criteria established by the Compensation Committee. Additionally, under his employment agreement, the executive is entitled to potential payments upon termination or change in control, as further described in “—Potential Payments Upon Termination or Change of Control.”

On June 27, 2002, we entered into an employment agreement with Mr. Cargile with a term of one year which automatically extends for additional one-year terms unless either party gives 90-day written notice prior to the end of the term. Mr. Cargile’s contract was automatically extended for another year on June 27, 2010. Under the agreement, Mr. Cargile is entitled to a base salary of $300,000 and is eligible for a target annual bonus of 60% of his base salary. Annual bonus amounts are subject to achievement of performance criteria established by the compensation committee. Additionally, under his employment agreement, the executive is entitled to potential payments upon termination or change in control, as further described in “—Potential Payments Upon Termination or Change of Control.”

We did not enter into an employment agreement with Mr. Korniczky.

LTIP Awards

In March, 2010, the Compensation Committee approved our LTIP. The LTIP is designed to encourage results-oriented actions on the part of select vice-presidents, general managers, and directors of the company that will drive the achievement of specific business objectives. Under the LTIP, the company’s Compensation Committee or its delegate will make a grant of performance share units to selected eligible employees. Each of those units represents one share of our common stock. The number of the units issued to a participant will be increased or decreased at the end of a two-year performance period depending upon our level of achievement over the performance period of the performance goals established by the Compensation Committee at the beginning of the performance period. The total LTIP award payable will be based on the formula (a) x (b) x (c), where:

(a) = the target units

(b) = the LTIP EBITDA multiplier

(c) = Capital expenditure multiplier

The LTIP EBITDA multiplier has a range of 25% to 150% as determined by LTIP EBITDA target amounts, and the capital expenditure multiplier has a range of 30% to 100% based on capital expenditure amounts. Upon the completion of the performance period, the Compensation Committee will determine, and certify, the respective multipliers to be used in determining the final award. Both multipliers were determined to be at 100% as of December 31, 2010.

At the end of the performance period, each LTIP unit will generally be satisfied in cash, although the units may be settled in shares of our common stock, payable from shares authorized under our 2010 Stock Plan, at the discretion of the Compensation Committee, based on the trading value of our common stock once the performance period has expired. The executive must be employed by the Company on the certification date to receive payment of a vested LTIP award. Upon a change in control (as defined in the LTIP), all LTIP awards will become fully vested and payable at the maximum amount.

Option Awards

In general, options awarded under the 1998 Option Plan vest according to either a time-based component or time-based and performance-based components as follows: 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the holder of the option is still an employee on the vesting date, and 50% of the options vest and become exercisable in 20% increments annually over five years, so long as we achieve specified EBITDA targets for each year, although these options do become exercisable in full without regard to our achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the option is still an employee on that date.

In general, time-based options awarded under the 2004 Option Plan and the 2008 Option Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the option is still an employee on the vesting date, and in limited circumstances, options have been granted under the 2004 Option Plan with vesting subject to the additional requirement of the achievement of a covenant compliance EBITDA target. For example, on December 4, 2006, Mr. Burgess was granted an option under the 2004 Plan to purchase 419,362 limited partnership units in Holdings that vest according to both time-based and performance-based components as follows: 50% of the shares underlying the option vest and become exercisable in 25% increments annually, beginning on the first anniversary of the grant date, so long as Mr. Burgess is still an employee on the vesting date, and 50% of the shares underlying the option vest and become exercisable in 25% increments annually, beginning on the first anniversary of the grant date, so long as we achieve specified covenant compliance EBITDA targets for each year and so long as Mr. Burgess is still an employee on the vesting date. The covenant compliance EBITDA target for 2010 was $485 million. Since this performance target was exceeded, the Compensation Committee determined that the remaining 25% of Mr. Burgess’s shares subject to performance-based vesting (52,420 shares) had vested. For vesting details of the options granted to the Named Executive Officers under the 2004 Option Plan, refer to the footnotes to the table below.

In some circumstances certain executive officers, including Messrs. Burgess and Bullock, have been granted MOIC options which are exercisable provided that (i) the holder shall have remained in the continuous employ of our company through the date of a liquidity event, as defined in the option agreement, and (ii) Blackstone shall have achieved specified performance targets with respect to the multiple of invested capital for such a liquidity event. The vesting of the MOIC options granted in 2006 occurs pursuant to the following schedule, with any values listed between those indicated to be interpolated: achievement of a 3.0 multiple of invested capital (100% vesting), 2.75 multiple of invested capital (75% vesting), 2.5 multiple of invested capital (50% vesting), 2.25 multiple of invested capital (25% vesting) and 2.0 multiple of invested capital (0% vesting). The vesting of the MOIC options granted in 2009 occurs pursuant to the following schedule, with any values listed between those indicated to be interpolated: achievement of 2.5 multiple of invested capital (100% vesting), 2.25 multiple of invested capital (75% vesting), 2.0 multiple of invested capital (50% vesting), 1.75 multiple of invested capital (25% vesting) and 1.5 multiple of invested capital (0% vesting). For further information on the MOIC options, see “—Merger With and Into Silgan.”

The Holdings Option Plans and the 2010 Stock Plan contain accelerated vesting provisions upon a change in control, and the employment agreements and Class A Plan provide for accelerated vesting upon certain terminations of employment, as further described in “Potential Payments Upon Termination or Change of Control.”

The Holdings Option Plans provided for the grant to management employees of Holdings and its subsidiaries and non-employee members of the former Advisory Committee of Holdings, advisors, consultants and other individuals providing services to Holdings or its subsidiaries or affiliates of options to purchase limited partnership units in Holdings. The aggregate number of limited partnership units with respect to which options were permitted to be granted under the 1998 Option Plan were not permitted to exceed 2,386,090 limited partnership units and the aggregate number of limited partnership units with respect to which options were permitted to be granted at any given time under the 2008 Option Plan, together with the 2004 Option Plan, were not permitted to exceed 4,834,196 limited partnership units. A committee administered the Option Plans, including, without limitation, the determination of the individuals to whom grants were made, the number of partnership units subject to each grant and the various terms of such grants.

Under the Holdings Option Plans, employees with vested options who are terminated by us are generally allowed to exercise their vested options within 90 days from the date of their termination from our company. Any options not exercised within 90 days from their termination date generally become forfeited and are no longer exercisable.

Under the 1998 Option Plan and the 2004 Option Plan, the exercise price per limited partnership unit is equal to or greater than the fair value of a limited partnership unit on the date of grant. Under the 2008 Option Plan, the exercise price per limited partnership unit is less than, equal to, or greater than the fair value of a limited partnership unit on the date of grant, provided that there are limitations on exercise of any option granted at less than fair value on the grant date. We determined the fair value of a limited partnership unit by considering market multiples of comparable public companies and recent transactions involving comparable public and private companies, and by performing discounted cash flow analyses on our projected cash flows. We utilized the services of an appraisal firm to assist in these analyses. The number and type of limited partnership units covered by outstanding options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Plans are intended to advance the best interests of our company by allowing such employees to acquire an ownership interest in us, thereby motivating them to contribute to the success of our company and to remain in the employ of our company.

The limited partnership units issued upon exercise of options granted under the Holdings Option Plans will be exchangeable for shares of our common stock on a one-for-one basis.

In connection with the IPO, the Compensation Committee approved the 2010 Stock Plan to grant options to purchase shares of our common stock. The total number of shares that may be issued under this plan is equal to the total number of limited partnership units authorized for issuance under the 2008 Plan, the 2004 Plan and the 1998 Plan, less any limited partnership units underlying any options previously granted and outstanding or exercised under these plans. As of the effective date of the 2010 Stock Plan, no new options to purchase limited partnership units will be granted under the prior plans. Under the 2010 Stock Plan, the exercise price is equal to the market price of our common stock on the date of the grant. The grant date fair value of an award is calculated utilizing the assumptions discussed in note 19 of the notes to the consolidated financial statements included in our Original Form 10-K. Options to purchase common stock granted under the 2010 Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the option is still an employee on the vesting date

Outstanding Equity Awards at 2010 Fiscal Year End

A summary of the outstanding equity awards for each Named Executive Officer as of December 31, 2010, is as follows:

	Option Awards (1)								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (12)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($) (12)
Mark S. Burgess					189,072	(2)	6.64	6/16/2019	—	—	—	—
	419,362	(3)	—		—		6.82	12/3/2016
	—		—		279,449	(2)	6.82	12/3/2016
	—		347,136	(4)	—		10.00	2/9/2020

David W. Bullock					151,258	(2)	6.64	5/4/2019	—	—	—	—
	37,814	(5)	113,444	(5)	—		6.64	5/4/2019
	—		117,603	(4)	—		10.00	2/9/2020

Peter Lennox	—		7,374	(6)	—	6.82	3/31/2012	—	—	10,000	130,400
	—		4,538	(7)	—	7.83	3/30/2013
	—		20,987	(8)	—	9.72	3/6/2018
	—		65,418	(4)	—	10.00	2/9/2020
	—		40,000	(9)	—	11.97	6/29/2020
Michael Korniczky	14,180	(10)	4,727	(10)	—	8.68	9/30/2017	—	—	10,000	130,400
	—		32,520	(4)	—	10.00	2/9/2020
David Cargile	37,058	(11)	—		—	6.82	1/21/2018	—	—	10,000	130,400
	7,941	(7)	3,403	(7)	—	7.83	3/30/2013
	17,395	(8)	17,394	(8)	—	9.72	3/6/2018
	—		58,612	(4)	—	10.00	2/9/2020

(1)	All options listed above were granted with an initial ten-year option term. See “—Elements of Our Executive Compensation and Benefits Programs—Equity Options” for further information on the terms of these option awards. As described in the “Potential Payments Upon Termination or Change in Control” section below, each option grant may vest earlier in connection with a change in control and/or certain terminations of employment.
(2)	MOIC options granted on December 4, 2006, and June 17, 2009, (Mr. Burgess) and May 5, 2009, (Mr. Bullock) under the 2004 and the 2008 Plans to purchase limited partnership units in Holdings, which are exchangeable on a one-for-one basis for shares of our common stock. See “—Option Awards” above for more information on the vesting conditions of these options.
(3)	Options granted on December 4, 2006, under the 2004 Plan to purchase limited partnership units in Holdings, which are exchangeable on a one-for-one basis for shares of our common stock. 50% of the options vest and become exercisable in 25% increments annually, 25% on December 4, 2007, and 25% on each the second, third and fourth anniversaries of the grant date, over four years so long as the holder of the option is still an employee on the vesting date. 50% of the options vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as we achieve specified covenant compliance EBITDA targets approved by the Compensation Committee, each year and so long as the holder of the option is still an employee on the vesting date. See “—Option Awards” above for more information.
(4)	Options granted on February 10, 2010, to purchase shares of our common stock in consideration of efforts related to our IPO. The options were issued under the 2010 Stock Plan and vest and become exercisable in 25% increments annually on the anniversaries of the grant date subject to continued employment with us on the vesting date.
(5)	Options granted on May 5, 2009, under the 2008 Plan to purchase limited partnership units in Holdings, which are exchangeable on a one-for-one basis for shares of our common stock. Options vest and become exercisable in 25% increments annually on the anniversary of the grant date, so long as the holder of the option is still an employee on the vesting date.
(6)	Options granted on April 1, 2002, under the 1998 Option Plan to purchase limited partnership units in Holdings, which are exchangeable on a one-for-one basis for shares of our common stock. Performance-based options will vest on the ninth anniversary of the grant date without regard to achievement of the specified performance targets, so long as the holder of the option is still an employee on the vesting date.
(7)	Options granted on March 31, 2003, under the 1998 Option Plan to purchase limited partnership units in Holdings, which are exchangeable on a one-for-one basis for shares of our common stock. Performance-based options will vest on the ninth anniversary of the grant date without regard to achievement of the specified performance targets, so long as the holder of the option is still an employee on the vesting date.
(8)	Options originally granted on November 17, 2004, under the 2004 Option Plan. In March 2008, Messrs. Lennox and Cargile exchanged these options granted pursuant to the 2004 Option Plan for options to purchase an equivalent number of limited partnership units pursuant to the 2008 Option Plan, which are exchangeable on a one-for-one basis for shares of our common stock. Although Messrs. Lennox and Cargile were approximately 75% vested in their 2004 options at the date of the exchange, neither of them were vested in any portion of his new options under the 2008 Option Plan on the date of grant. In addition, the 2008 options were granted with an exercise price equal to $9.72 per limited partnership unit, which was the fair value of such a unit on March 7, 2008, instead of the previous exercise price of $13.64, which was the fair value of such a unit when the officers were granted their 2004 options. The options granted under the 2008 Option Plan were granted with a ten-year option term and expire in 2018. Options vest and become exercisable in 25% increments annually, on the anniversary of the grant date, so long as the holder of the option is still an employee on the vesting date.
(9)	Options granted on June 30, 2010, to purchase shares of our common stock in consideration of Mr. Lennox’s appointment to Senior Vice President, Global Food and Beverage. The options were issued under the 2010 Stock Plan and vest and become exercisable in 25% increments annually, on the anniversary of the grant date, subject to continued employment with us on the vesting date.
(10)	Options granted on October 1, 2007, under the 2004 Option Plan to purchase limited partnership units in Holdings, which are exchangeable on a one-for-one basis for shares of our common stock. These options vest and become exercisable in 25% increments annually, on the anniversary of the grant date, so long as the holder of the option is still an employee on the vesting date.
(11)	Options granted on February 2, 1998, under the 1998 Option Plan to purchase limited partnership units in Holdings, which are exchangeable on a one-for-one basis for shares of our common stock. Under an Amended and Restated Option Unit Agreement dated January 22, 2008, the expiration date of options granted under the 1998 Option Plan was extended for ten additional years such that they expire on January 21, 2018 or earlier upon a termination of the holder’s service. No change was made to the number of options, nor the exercise price, and the options remained fully vested.
(12)	Messrs. Lennox, Korniczky and Cargile each were granted 10,000 units under our LTIP plan for the 2010/2011 performance period. The total LTIP award that will be payable under the plan is based on the following targets: (a) the target units; (b) LTIP EBITDA multiplier and (C) capital expenditure multiplier, whereas (a) x (b) x (c) equals the number of units granted. At the end of the performance period, each LTIP unit will be satisfied in cash or stock, based on the trading value of our common stock, (payable from shares authorized under our 2010 Stock Plan), at the discretion of the Compensation Committee. As of December 31, 2010, these units were at 100% of target and the aggregate value of these units is based on the-closing market price of our common stock as of that date. All LTIP awards will become fully vested and payable at the maximum amount upon a change in control. See “LTIP Awards” above.

Option Exercises and Units Vested

The following table summarizes for each Named Executive Officer the options exercised and the stock awards vested during 2010, if any. The options that were exercised by each Named Executive Officer were granted in prior years and became exercisable pursuant to a prescribed vesting schedule. The value realized on exercise reflects the appreciation in the stock price from the option base price on grant date to the exercise date and is reported on a before-tax basis

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Mark S. Burgess	—	—	—	—
David W. Bullock	—	—	—	—
Peter Lennox	48,779	210,757	—	—
Michael Korniczky	—	—	—	—
David Cargile	—	—	—	—

2010 Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer under our pension plan as of December 31, 2010, determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. Information regarding our pension plan can be found under the heading “—Compensation Discussion and Analysis—Benefits—Pension Plans” above.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Mark S. Burgess		—	—
David W. Bullock		—	—
Peter Lennox	Graham Packaging Hourly and Salary Plan	6	78,345
Michael Korniczky		—	—
David Cargile (1)	Graham Packaging Hourly and Salary Plan	19	254,506

(1)	Mr. Cargile has over 18 years of service due to service credited to him under the former Graham Engineering pension plan.

Nonqualified Deferred Compensation

In the year ended December 31, 2010, we had no nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change of Control

Termination of Employment Prior to a Change of Control

Mr. Burgess

If we terminate Mr. Burgess’ employment without cause (including our election not to renew his employment term following the third anniversary of the agreement) or Mr. Burgess terminates his employment for good reason and Mr. Burgess executes a general release of claims, Mr. Burgess will be entitled to receive:

•

a severance payment equal to twice the sum of Mr. Burgess’ base salary and annual bonus (generally determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months;

•	a pro rata bonus for the year of his termination, subject to achievement of the relevant performance goals;

•	continued health and dental benefits for a period of up to 12 months;

•	continued automobile expense program benefits for up to 12 months;

•	outplacement services for up to 12 months not to exceed $25,000;

•

full vesting of all time-based equity awards granted to Mr. Burgess and full vesting of his grant of MOIC options if the vesting conditions are satisfied within one year following the termination of employment. See “—Option Awards” for more information about the vesting conditions applicable to the MOIC options; and

•	full vesting of his service-based cash retention bonus award. See “Compensation Discussion and Analysis—Retention Bonuses” for more information.

During the term of employment and for a period of 24 months following the term, Mr. Burgess is subject to a covenant not to compete with us or solicit our clients or employees.

Under the terms of Mr. Burgess’ agreement, “cause” generally means his (i) act of gross negligence, willful misconduct, fraud embezzlement, misappropriation or breach of fiduciary duty against us, (ii) conviction of, or a plea of guilty or no contest to, a felony, a crime of moral turpitude or a crime which could reasonably affect our reputation or Mr. Burgess’ ability to perform his duties under the employment agreement. “Good reason” generally means the termination of executive’s employment within 90 days following the occurrence of any of the following: (a) a substantial diminution in position, authority, duties or responsibilities, (b) a decrease in base salary or target annual bonus, (c) a reduction in participation in benefit plans to a materially less favorable level, (d) an announcement of or actual relocation of primary place of employment to a location 50 miles from the current office headquarters, or (e) a breach by us of the compensation, benefits, and severance provisions of the employment agreement after 10 days’ notice.

Mr. Burgess is also a covered participant under the Class A Plan (See “Class A Executive Severance Plan” below.)

Mr. Bullock

In the event that Mr. Bullock is terminated by us without cause (including our election not to renew his employment term following the third anniversary of the agreement) or Mr. Bullock resigns with good reason, Mr. Bullock will be entitled to:

•

a severance payment equal to one times the sum of the executive’s base salary and the target annual bonus (meaning the product of the base salary multiplied by 100%, subject to upward adjustments at the discretion of the Compensation Committee), paid in monthly installments for a period of 12 months;

•	a pro-rated annual bonus at the time the bonus would have otherwise been payable had Mr. Bullock’s employment not terminated;

•	continued health, dental, life and disability benefits for a period of up to 12 months;

•

full vesting of all time-based equity awards granted to Mr. Bullock and full vesting of his grant of MOIC options if the vesting conditions are satisfied within one year following the termination of employment. See “—Option Awards” for more information about the vesting conditions applicable to the MOIC options; and

•	full vesting of his service-based cash retention bonus award. See “Compensation Discussion and Analysis—Retention Bonuses” for more information.

During the term of employment and for a period of 12 months following the term, Mr. Bullock is subject to a covenant not to compete with us or solicit our clients or employees. If Mr. Bullock voluntarily terminates his employment under certain circumstances prior to June 30, 2011, he will be required to reimburse us for 50% of the costs of his relocation package.

Under the terms of Mr. Bullock’s agreement, “cause” generally means his (i) act of gross negligence, willful misconduct, fraud embezzlement, misappropriation or breach of fiduciary duty against us, (ii) conviction of, or a plea of guilty or no contest to, a felony, a crime of moral turpitude or a crime which could reasonably affect our reputation or Mr. Bullock’s ability to perform his duties under the employment agreement. “Good reason” generally means the termination of executive’s employment within 90 days following the occurrence of any of the following: (i) a substantial diminution in position, authority, duties or responsibilities, (ii) a decrease in base salary or target annual bonus, (iii) a reduction in participation in benefit plans to a materially less favorable level, (iv) an announcement of or actual relocation of primary place of employment to a location 60 miles from the current office headquarters, or (v) a breach by us of the compensation, benefits, and severance provisions of the employment agreement after 10 days’ notice.

Mr. Bullock is also a covered participant under the Class A Plan (See “Class A Executive Severance Plan” below.)

Messrs. Lennox and Cargile

In the event that Mr. Lennox or Mr. Cargile is terminated by us without cause or Mr. Lennox and Mr. Cargile, as the case may be, resigns with good reason, both are entitled to:

•	any accrued but unpaid base salary, earned bonus, vacation and business expenses;

•

a severance payment equal to twice the sum of the executive’s base salary and annual bonus (generally determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months;

•	a pro rata bonus for the year of termination, subject to achievement of the relevant performance goals;

•	continued health and dental benefits for a period of up to 24 months;

•	continued automobile expense program benefits for up to 12 months;

•	outplacement services for a period of up to 12 months not to exceed $30,000; and

•	full vesting of all equity awards granted to the executive.

If we elect not to extend the employment term of either Mr. Lennox or Mr. Cargile , upon the executive’s termination of employment, the executive will be entitled to the same benefits described above except that he will only be entitled to continued monthly payments of one times the sum of his base salary and bonus for a period of twelve months and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive’s employment is terminated due to our election not to renew the term) the executive is subject to a covenant not to compete with us or solicit our clients or employees.

Under the terms of the agreements for Messrs. Lennox and Cargile, “cause” generally means the executive’s (i) continuing refusal to perform material duties or to follow our lawful direction, (ii) intentional or dishonest acts intended to result in his personal, more-than-immaterial enrichment, (iii) documented willful malfeasance or willful misconduct or deliberate insubordination to directions of the Board or reporting authority, and (iv) conviction of a felony; however, “cause” excludes any act or omission reasonably believed in good faith to have been in or not opposed to our interest. For both Messrs. Lennox and Cargile, “good reason” generally means the occurrence of any one or more of the following events: (i) our failure to pay base salary or the annual bonus when due; (ii) any substantial diminution in executive’s authority or responsibilities; (iii) requiring executive to be principally based at any office or location more than 50 miles from the current offices in York, Pennsylvania; (iv) any material reduction in executive’s target annual bonus opportunity after a change of control; or (v) the failure to assume the executive’s agreement by the successor in connection with an initial public offering, in each case, if we fail to cure such event within 30 days after receipt of written notice of the event within 60 days following its occurrence (or executive’s knowledge thereof, if later), unless executive has given written notice thereof prior to such date.

Messrs. Lennox and Cargile are also covered participants under the Class A Plan (See “Class A Executive Severance Plan” below.)

Mr. Korniczky

Mr. Korniczky is a covered participant under the Class A Plan (See “Class A Executive Severance Plan” below.)

Class A Executive Severance Plan

Once eligible to receive benefits under the Class A Plan, the executives will be entitled to the greater of the value of the severance payments and benefits provided under their respective employment agreements or those provided under the plan. Under the Class A Plan, in the event that the employment of any of Messrs. Burgess, Bullock, Lennox, Cargile or Korniczky is terminated by us-without cause or by the executive for good reason, the executive is entitled to:

•	a severance payment equal to one times the executive’s base salary , paid in monthly installments for a period of 12 months;

•	any accrued but unpaid vacation;

•	continued health and dental benefits for a period of up to 12 months; and

•	equity awards remain outstanding and will vest and become exercisable pursuant to the terms of the applicable equity compensation plan and grant agreement.

Payments and benefits under the Class A Plan are subject to the executive’s continued adherence to non-solicitation and non-competition covenants for 18 months following termination of employment.

Under the Class A Plan, “cause” generally means the participant’s (i) act of gross negligence, willful misconduct, fraud embezzlement, misappropriation or breach of fiduciary duty against us, (ii) conviction of, or a plea of guilty or no contest to, a felony, a crime of moral turpitude or a crime which could reasonably affect our reputation or the participant’s ability to perform his duties, or (ii) habitual, willful and material neglect of duties and failure to correct such action within 30 days following notice of same. “Good reason” generally means the termination of executive’s employment within 90 days following the occurrence of any of the following: (i) a substantial diminution in position, authority, duties or responsibilities, (ii) a decrease in base salary or target annual bonus, (iii) a reduction in participation in benefit plans to a materially less favorable level, (iv) announcement of or actual relocation of primary place of employment to a location 60 miles from the current office headquarters, or (v) a breach by us of the compensation, benefits, and severance provisions of the employment agreement after 10 days’ notice.

Termination of Employment Following a Change of Control

Under the Class A Plan, in the event that the employment of any of Messrs Burgess, Bullock, Lennox, Cargile or Korniczky is terminated by us without cause or by the executive for good reason within two years after a change of control, the executive will be entitled to receive:

•

a severance payment equal to twice the sum of the executive’s base salary and annual bonus (generally determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months;

a pro-rated annual bonus at the time the bonus would have otherwise been payable had employment not terminated;

•	any accrued but unpaid vacation;

•	continued health and dental benefits for a period of up to 12 months; and

•	equity awards remain outstanding and will vest and become exercisable pursuant to the terms of the applicable equity compensation plan and grant agreement.

Once eligible to receive benefits under the Class A Plan, the executives will be entitled to the greater of the value of the severance payments and benefits provided under their respective employment agreements (discussed above under Termination of Employment Prior to a Change of Control) or those provided under the plan. Payments and benefits under the Class A Plan are subject to the executive’s continued adherence to non-solicitation and non-competition covenants for 18 months following termination of employment.

Under the Class A Plan, “change of control” generally means the occurrence of any of the following: (i) sale of all or substantially all of the assets of the Company, subject to certain exceptions (ii) any person acquires more than 50% of the total voting power of the Company, including by way of merger, consolidation, tender or exchange offer or otherwise, subject to certain exceptions, (iii) a reorganization, merger or consolidation involving the Company involving more than 50% of the voting power of the Company (iv) a majority of our Board is replaced during any two-year period by directors whose election was not approved by at least a majority of the Board before the date of such election.

In the event that the employment of either Mr. Lennox or Mr. Cargile is terminated by us without cause or by the executive for good reason following a change of control, the annual bonus amount to be used in calculating the cash severance payment under their respective employment agreements will be the target annual bonus rather than the average bonus received over the preceding three fiscal years. Under the employment agreements of Messrs. Lennox and Cargile, “change of control” generally means (i) the sale of all or substantially all of the assets of the Company, subject to certain exceptions, (ii) Blackstone representatives cease to comprise a majority of the board before an initial public offering of the Company’s securities (“IPO”), (iii) individuals who, as of an IPO, constitute the board cease to constitute a majority of the board, subject to certain exceptions, (iv) any person acquires more than 50% of the total voting power of the Company.

Each of the Named Executive Officers may also be entitled to payments under the retention awards entered into in connection with the Merger. See “—Merger With and Into Silgan.”

Other Change of Control Related Benefits

Accelerated Vesting of Equity

Pursuant to the terms of the Holdings Option Plans and the 2010 Stock Plan and corresponding award agreements for each of Messrs. Burgess, Bullock, Lennox, Cargile and Korniczky, upon a change of control, non-MOIC options will vest fully and immediately so long as the executive is employed with us at the time of the change of control. See “—Compensation Discussion and Analysis—Equity Options.” In addition, all LTIP awards will become fully vested and payable at the maximum amount upon a change in control.

Messrs. Burgess and Bullock hold MOIC options, which fully vest in the event that there is a change of control pursuant to which Blackstone receives a specific return on its investment in us in a transaction in which it sells at least 75% of its interest in us. In the event that the employment of either Mr. Burgess or Mr. Bullock is terminated by us without cause or by the executive for good reason, and such a foregoing transaction occurs within one year, the MOIC options will become immediately exercisable. See “—Option Awards” above. For further information on the MOIC options, see “—Merger with and Into Silgan.”

As described above, under the terms of the employment agreements and the Class A Plan, the non-MOIC options of Messrs. Burgess, Bullock, Lennox, Cargile and Korniczky will vest immediately in the event that the executive’s employment is terminated by us without cause or by the executive with good reason, whether or not a change of control is contemplated.

Additional Benefits and Protections

In the event that Mr. Burgess or Mr. Bullock is subject to a tax under Section 4999 of the Code as a result of a change of control as defined in Section 280G of the Code, then the executive will receive a gross-up payment so that he will receive a payment equal to the payment that he would have been entitled to receive without the imposition of the excise tax and any additional taxes on the additional payment. These tax gross-ups are subject to certain limitations (including a cutback (i.e., no gross-up payment)) if the amount of the payment subject to the excise tax exceeds the applicable safe harbor by less than 10% (within the meaning of the Code Sections 280G and 4999 and the applicable regulations thereunder).

Under each of Mr. Lennox and Mr. Cargile’s respective employment agreements, if there is a material reduction in the executive’s target annual bonus after a change of control, as compared to the preceding year Mr. Lennox or Mr. Cargile, as the case may be, will be eligible to resign and receive the same payments and benefits as those provided for upon his termination for good reason, as discussed above.

Each of Messrs. Lennox, Cargile and Korniczky participate in the LTIP. Upon a change in control (as defined therein) all LTIP awards become fully vested and payable at the maximum amount. See “—LTIP Awards.”

Each of the Named Executive Officers may also be entitled to payments under the retention awards entered into in connection with the Merger. See “—Merger with and Into Silgan.”

Pension Benefits

See “—Compensation Discussion and Analysis—Benefits—Pension Plans” and “—2010 Pension Benefits” for information on amounts payable under our pension plan.

Potential Payments

The table below summarizes the potential payments upon either (i) a termination of employment for good reason or involuntary termination without cause; (ii) a change in control; (iii) a termination of employment in connection with a change in control, or (iv) the death of the Named Executive Officer, assuming each of the Named Executive Officers listed below was terminated as of, the change in control occurred on, or death occurred on, December 31, 2010.

Name	Cash Severance Payment		Acceleration of Equity Awards (1)		Continuing Benefits as of December 31, 2010		Excise Tax Gross-up		Life Insurance Benefits(2)	Total
Mark S. Burgess (3)
Voluntary termination for good reason or involuntary termination without cause	$7,332,480	(4)	$1,381,346	(5)	$40,288	(6)	$—	(7)	$—	$8,754,114
No termination following a change in control	—	(4)	4,329,579	(5)	—	(6)	—	(7)	—	4,329,579
Voluntary termination for good reason or involuntary termination without cause following a change in control	7,332,480	(4)	4,329,579	(5)	40,288	(6)	—	(7)	—	11,702,347
Death of Named Executive Officer	—		—		—		—		1,000,000	1,000,000

David W. Bullock (3)
Voluntary termination for good reason or involuntary termination without cause	1,843,609	(8)	1,083,555	(9)	8,088	(10)	—	(7)	—	2,935,252
No termination following a change in control	—		2,051,606	(9)	—		—	(7)	—	2,051,606
Voluntary termination for good reason or involuntary termination without cause following a change in control	2,891,218	(8)	2,051,606	(9)	8,088	(10)	—	(7)	—	4,950,912
Death of Named Executive Officer	—		—		—		—		460,000	460,000

Peter Lennox (3)
Voluntary termination for good reason or involuntary termination without cause	1,707,726	(11)	380,857	(12)	53,376	(13)	—		—	2,141,959
No termination following a change in control	—		576,457	(12)	—		—		—	576,457

Name	Cash Severance Payment		Acceleration of Equity Awards (1)		Continuing Benefits as of December 31, 2010		Excise Tax Gross-up	Life Insurance Benefits(2)	Total
Voluntary termination for good reason or involuntary termination without cause following a change in control	1,805,579	(11)	576,457	(12)	53,376	(13)	—	—	2,435,412
Death of Named Executive Officer	—		—		—		—	370,000	370,000

Michael Korniczky (3)
Voluntary termination for good reason or involuntary termination without cause	568,873	(14)	119,471	(15)	8,088	(16)	—	—	696,432
No termination following a change in control	—		315,071	(15)	—		—	—	315,071
Voluntary termination for good reason or involuntary termination without cause following a change in control	1,204,241	(14)	315,071	(15)	8,088	(16)	—	—	1,527,400
Death of Named Executive Office	—		—		—		—	350,000	350,000

David Cargile (3)
Voluntary termination for good reason or involuntary termination without cause	1,026,160	(17)	253,658	(18)	53,376	(19)	—	—	1,333,194
No termination following a change in control	—		449,258	(18)	—		—	—	449,258
Voluntary termination for good reason or involuntary termination without cause following a change in control	1,076,576	(17)	449,258	(18)	53,376	(19)	—	—	1,579,210
Death of Named Executive Officer	—		—		—		—	300,000	300,000

(1)	Any additional equity option benefit is determined by subtracting the exercise price of the original equity option award from the underlying unit’s value on December 31, 2010, and multiplying the result, if a positive number (in-the-money), by the number of in-the-money equity options that would accelerate and vest as a result of the specified event.
(2)	Each Named Executive Officer is entitled to the proceeds of a life insurance policy, pursuant to our group term life insurance plan, equal to 2.0x the Named Executive Officer’s base salary at December 31, 2010, in the case of Mr. Burgess, and 1.0x the Named Executive Officer’s base salary at December 31, 2010, in the case of Messrs. Bullock, Lennox, Korniczky and Cargile. In each case, the life insurance proceeds are subject to a maximum payout of $1.0 million.
(3)	The Named Executive Officer is generally subject to a covenant not to compete with us or solicit our clients or employees for a specified period following a termination of employment, as discussed above in “—Termination of Employment Prior to a Change of Control” and “—Termination of Employment Following a Change of Control.”
(4)	If Mr. Burgess voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. Mr. Burgess is also entitled to receive twice the sum of his base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years, or such other shorter period, as applicable), paid in monthly installments for a period of 24 months. Mr. Burgess is also entitled to receive $1,100,000 in unpaid retention bonuses.
(5)	If Mr. Burgess voluntarily terminates for good reason or is involuntarily terminated without cause, or there is a change in control during his employment, all of his non-MOIC options fully vest and, if Blackstone receives a specific return on its investment in us in which it sells at least 75% of its interest in us within one year following such a termination of employment, his MOIC options will fully vest upon consummation of such event. All of Mr. Burgess’ non-MOIC equity options fully vest in the event there is a change in control during his employment. Mr. Burgess’ MOIC options will vest upon a change in control only if Blackstone receives a specific return on its investment in us pursuant to a transaction in which Blackstone sells at least 75% of its interest in us. See “—Option Awards” above. For purposes of the table above, it was assumed that all MOIC options vested at 100% where applicable.
(6)	If Mr. Burgess voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to outplacement services for a period of up to 12 months, not to exceed $25,000, a continuation of his health and dental benefits for up to 12 months and a continuation of the automobile expense program for up to 12 months. For purposes of the table above, the full $25,000 is assumed.
(7)	If it is determined that any payments to Messrs. Burgess and Bullock resulting from voluntary termination for good reason, involuntary termination without cause or change of control would be subject to the excise tax imposed by Section 4999 of the Code, then each are entitled to receive an additional payment (gross-up payment) in an amount such that after payment by the Named Executive Officer of all taxes on the gross-up payment the Named Executive Officer retains an amount equal to the excise tax subject to certain limitations described above.
(8)

If Mr. Bullock voluntarily terminates for good reason, or is involuntarily terminated without cause, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets, and one times the sum of his base salary and the target annual bonus (meaning the product of his base salary multiplied by 100%). If the termination is the result of a change in control, Mr. Bullock is entitled to receive twice the sum of his base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years, or such other shorter period, as applicable), paid in monthly installments for a period of 24 months. Mr. Bullock is also entitled to receive $380,000 in unpaid retention bonuses.

(9)	If Mr. Bullock voluntarily terminates for good reason or is involuntarily terminated without cause or there is a change of control during his employment, all of his non-MOIC options fully vest, and if Blackstone receives a specific return on its investment in us in which it sells at least 75% of its interest in us within one year following such a termination of employment, his unvested MOIC options will fully vest upon consummation of such event. Mr. Bullock’s MOIC options will vest upon a change in control only if Blackstone receives a specific return on its investment in us pursuant to a transaction in which Blackstone sells at least 75% of its interest in us. See “—Option Awards” above. For purposes of the table above, it was assumed that all MOIC options vested at 100% where applicable.
(10)	If Mr. Bullock voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to, a continuation of his health and dental benefits for up to 12 months.
(11)	If Mr. Lennox voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. Mr. Lennox is also entitled to receive a total of twice the sum of his base salary and annual bonus (determined to be the average bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months. If Mr. Lennox is terminated by us without cause or if he voluntarily terminates for good reason following a change of control, the annual bonus to be used for purposes of this calculation is the target annual bonus rather than the average bonus received over the preceding three fiscal years.
(12)	If Mr. Lennox voluntarily terminates for good reason or is involuntarily terminated without cause or there is a change in control during his employment, all of his options fully vest. The amounts payable following a change in control also reflect the acceleration of Mr. Lennox’s LTIP award at the maximum payout, based on the closing market price of our common stock as of December 31, 2010. See “Compensation Discussion and Analysis—Long Term Incentive Compensation” for more information.
(13)	If Mr. Lennox voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to outplacement services for a period of up to 12 months, not to exceed $30,000, a continuation of his health and dental benefits for up to 24 months and a continuation of the automobile expense program for up to 12 months. For purposes of the table above, the full $30,000 is assumed.
(14)	If Mr. Korniczky voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to receive one times his base salary. If the termination is the result of a change in control, Mr. Korniczky is entitled to receive a total of twice the sum of his base salary and annual bonus (determined to be the average bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months.
(15)	If Mr. Korniczky voluntarily terminates for good reason or is involuntarily terminated without cause or there is a change in control during his employment, all of his options fully vest. The amounts payable following a change in control also reflect the acceleration of Mr. Korniczky’s LTIP award at the maximum payout, based on the closing market price of our common stock as of December 31, 2010. See “Compensation Discussion and Analysis—Long Term Incentive Compensation” for more information.
(16)	If Mr. Korniczky voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to, a continuation of his health and dental benefits for up to 12 months.
(17)	If Mr. Cargile voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. Mr. Cargile is also entitled to receive a total of twice the sum of his base salary and annual bonus (determined to be the average bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months. If Mr. Cargile is terminated by us without cause or if he voluntarily terminates for good reason following a change of control, the annual bonus to be used for purposes of this calculation is the target annual bonus rather than the average bonus received over the preceding three fiscal years.
(18)	If Mr. Cargile voluntarily terminates for good reason or is involuntarily terminated without cause or there is a change in control during his employment, all of his options fully vest. The amounts payable following a change in control also reflect the acceleration of Mr. Cargile’s LTIP award at the maximum payout, based on the closing market price of our common stock as of December 31, 2010. See “Compensation Discussion and Analysis—Long Term Incentive Compensation” for more information.
(19)	If Mr. Cargile voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to outplacement services for a period of up to 12 months, not to exceed $30,000, a continuation of his health and dental benefits for up to 24 months and a continuation of the automobile expense program for up to 12 months. For purposes of the table above, the full $30,000 is assumed.

Director Compensation

We do not currently pay our Directors who are either employed by us or Blackstone any compensation for their services as directors. Our other Directors receive quarterly fees as follows:

•	$18,750 for each quarter serving as a Director;

•	$4,375 for chairperson of the Audit Committee and $3,125 for any other member of the Audit Committee;

•	$3,125 for chairperson of the Compensation Committee or Nominating and Corporate Governance Committee and $1,875 for any other member of such committee; and

•	$1,000 for attendance in person at any regularly scheduled full board or committee meeting.

We also reimburse our other directors for any reasonable expenses incurred by them in connection with services provided in such capacity. Our other directors may also receive incentive awards under our corporate incentive plans.

2010 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Current Directors
Angelo G. Acconcia (1)	—	—	—
John R. Chiminski (2)	127,380	69,130	196,510
Chinh E. Chu (1)	—	—	—
Charles E. Kiernan (3)	72,250	—	72,250
Gary G. Michael (3)	77,000	—	77,000
John R. Murphy (4)	—	—	—
Vikrant Sawhney (1)(5)	—	—	—
Former Director
James A. Quella (5)	—	—	—

(1)	Angelo G. Acconcia, Chinh E. Chu and Vikrant Sawhney are employees of Blackstone and did not receive any compensation for their services as Directors during the year ended December 31, 2010.
(2)	Mr. Chiminski was elected to our Board of Directors on February 10, 2010 in connection with our IPO. On May 23, 2010, John Chiminski received a grant of options under the 2010 Stock Plan to purchase 20,134 shares of our common stock at an exercise price of $12.75 per share. These options vest and become exercisable in 25% increments annually on the anniversary of the grant date. Amount represents the grant date fair value calculated in accordance with the accounting standards for share-based compensation (excluding the effect of estimated forfeitures). The grant date fair value of the award was calculated utilizing the assumptions discussed in note 19 of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These options will fully vest in the event of a change in control.
(3)	As of December 31, 2010, Charles E. Kiernan and Gary G. Michael each had 77,520 options to purchase limited partnership units in Holdings, outstanding, of which 63,339 were exercisable. These options vest and become exercisable in 25% increments annually on the anniversary of the grant date. Limited partnership units in Holdings are exchangeable on a one-for-one basis for shares of our common stock. These options will fully vest in the event of a change in control.
(4)	On February 7, 2011, our Board of Directors elected Mr. Murphy as a member of the Company’s Board of Directors and the Audit Committee effective February 7, 2011. As Mr. Murphy was appointed after the end of fiscal 2010, he did not receive any compensation from us during fiscal 2010. On February 7, 2011, Mr. Murphy was granted options to purchase 13,050 shares of our common stock at an exercise price equal to $16.72 per share (the closing market price of our common stock on the date of his election). These options vest and become exercisable in 25% increments annually on the anniversary of the grant date. These options will fully vest in the event of a change in control.
(5)	Mr. Quella resigned as a member of our Board of Directors, the Compensation Committee and the Nominating and Corporate Governance Committee effective March 25, 2010. On March 19, 2010, our Board of Directors elected Vikrant Sawhney to replace Mr. Quella as a member of the Company’s Board of Directors, the Compensation Committee and the Nominating and Corporate Governance Committee effective March 25, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth information regarding the beneficial ownership of our common stock as of March 31, 2011 by: (i) each person or group of affiliated persons known by us to own beneficially more than 5% of our common stock, (ii) each of the named executive officers, (iii) each of our directors and (iv) all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

As of March 31, 2011, there were 65,692,799 shares of our common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders
Blackstone (1)	40,295,506	61.3%
Graham Family (2)	5,086,921	7.2%
Directors and Executive Officers
Chinh E. Chu (3)	—	—
Vikrant Sawhney (4)	—	—
Angelo G. Acconcia (5)	—	—
Charles E. Kiernan (6)	63,339		**
Gary G. Michael (6)	63,339		**
John R. Chiminski		—
John R. Murphy	—	—
Mark S. Burgess (7)	506,146		**
David W. Bullock (8)	104,827		**
Peter T. Lennox (9)	34,222		**
David W. Cargile (10)	107,856		**
Michael L. Korniczky (11)	22,310		**
All directors and executive officers as a group (14 persons)	1,052,476	1.6%

*	Except as noted below, all beneficial owners are members of the board of directors and/or officers of our company and can be reached at 2401 Pleasant Valley Road, York, Pennsylvania 17402.
**	Less than 1%.
1)	Includes 32,149,860 shares of common stock held by Blackstone Capital Partners III Merchant Banking Fund L.P., 5,727,916 shares of common stock held by Blackstone Offshore Capital Partners III L.P. and 2,417,730 shares of common stock held by Blackstone Family Investment Partnership III L.P. (collectively, the “Blackstone Funds”). Blackstone Management Associates III L.L.C. (“BMA”) is the general partner of each of such entities. Messrs Chu, Sawhney and Acconcia are members of BMA, which has investment and voting control over the shares held or controlled by each of the Blackstone Funds. Each of such persons disclaims beneficial ownership of such shares. Messrs. Chu, Sawhney and Acconcia are members of our Board and Messrs. Chu and Sawhney are Senior Managing Directors of The Blackstone Group L.P. The address of each of the preceding investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(2)	The Graham Family holds an aggregate of 590,481 shares and 4,496,440 limited partnership units. Pursuant to the Exchange Agreement, they have the right to exchange their limited partnership units for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. See “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.”

GPC Holdings, L.P. (“GPC LP”), a Pennsylvania limited partnership, and Graham Packaging Corporation, a Pennsylvania corporation, are wholly-owned, directly or indirectly, by the Graham Family and are controlled by Donald C. Graham and his family. The address of both is c/o Graham Capital Company, P.O. Box 1104, York, Pennsylvania 17405-1104.

(3)	Mr. Chu, a member of our board of directors, is a Senior Managing Director of The Blackstone Group L.P. and a member of BMA, which has investment and voting control over the shares held or controlled by each of the Blackstone Funds. Mr. Chu disclaims beneficial ownership of such shares.
(4)	Mr. Sawhney, a member of our board of directors, is a Senior Managing Director of The Blackstone Group L.P. and a member of BMA, which has investment and voting control over the shares held or controlled by each of the Blackstone Funds. Mr. Sawhney disclaims beneficial ownership of such shares.
(5)	Mr. Acconcia, a member of our board of directors, is a member of BMA, which has investment and voting control over the shares held or controlled by each of the Blackstone Funds. Mr. Acconcia disclaims beneficial ownership of such shares.

(6)	Of the shares shown as beneficially owned, all 63,339 represent presently exercisable rights to acquire shares of common stock through the exchange of limited partnership units issuable upon exercise of options.
(7)	Of the shares shown as beneficially owned, 419,362 represent presently exercisable rights to acquire shares of common stock through the exchange of limited partnership units issuable upon exercise of options, and 86,784 represent presently exercisable options to purchase shares of common stock.
(8)	Of the shares shown as beneficially owned, 37,612 are shares of common stock directly owned by Mr. Bullock, 37,814 represent presently exercisable rights to acquire shares of common stock through the exchange of limited partnership units issuable upon exercise of options and 29,401 represent presently exercisable options to purchase shares of common stock.
(9)	Of the shares shown as beneficially owned, 17,867 represent presently exercisable rights to acquire shares of common stock through the exchange of limited partnership units issuable upon exercise of options and 16,355 represent presently exercisable options to purchase shares of common stock.
(10)	Of the shares shown as beneficially owned, 22,112 are shares of common stock directly owned by Mr. Cargile, 71,091 represent presently exercisable rights to acquire shares of common stock through the exchange of limited partnership units issuable upon exercise of options and 14,653 represent presently exercisable options to purchase shares of common stock.
(11)	Of the shares shown as beneficially owned, 14,180 represent presently exercisable rights to acquire shares of common stock through the exchange of limited partnership units issuable upon exercise of options and 8,130 represent presently exercisable options to purchase shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The Board has adopted a written Related Person Transaction Policy to assist it in reviewing, approving and monitoring related person transactions and to assist us in the preparation of related disclosures required by the SEC. This Related Person Transaction Policy supplements our other policies that may apply to transactions with related persons, such as the Corporate Governance Guidelines and our Code of Ethics.

The Related Person Transaction Policy provides that all related person transactions covered by the Policy are prohibited, unless approved or ratified by any committee of the Board composed solely of independent directors who are disinterested or by the disinterested members of the Board. Management must disclose to any committee of the Board composed solely of independent directors or to the disinterested members of the Board, as appropriate, the name of the Related Party (defined as any person described in paragraph (a) of Item 404 of Regulation S-K and as under the Related Person Transaction Policy), the basis on which the person is a Related Person and any Related Party Transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which such Related Party had or will have a direct or indirect material interest, and all material facts with respect thereto.

Equipment Sales Agreement

We were a party to an Equipment Sales, Services and License Agreement, dated February 2, 1998, (“Equipment Sales Agreement”) with Graham Engineering, a company controlled by the Graham Family, who have a 9.0% beneficial ownership interest in us as of December 31, 2010. The Equipment Sales Agreement terminated on December 31, 2007. Under the Equipment Sales Agreement, Graham Engineering provided us with certain sizes of wheels used in extrusion blow molding, on an exclusive basis within the countries and regions in which we had material sales of plastic containers. Despite termination of the Equipment Sales Agreement, we continue to purchase wheels and replacement parts from Graham Engineering. We received equipment and related services in the amount of $1.3 million, $2.5 million and $3.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Exchange Agreement

We have entered into an exchange agreement with the Graham Family, dated February 10, 2010, pursuant to which the Graham Family and certain permitted transferees thereof may, subject to the terms specified in the exchange agreement, exchange their Holdings limited partnership units for shares of our common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. We have entered into similar exchange agreements with Holdings optionholders.

On February 17 and 18, 2010, the Graham Family exercised their right under the Exchange Agreement and exchanged 1,324,900 limited partnership units of Holdings for the same number of shares of our common stock. We issued an aggregate of 1,324,900 shares of our common stock to the Graham Family in connection with such exchanges. On January 13, 2011, the Graham Family exercised their right under the Exchange Agreement and exchanged 1,766,681 Holdings’ limited partnership units for the same number of shares of our common stock. We issued an aggregate of 1,766,681 shares of our common stock to the Graham Family in connection with such exchanges. No underwriters were involved in the foregoing transactions. The transactions were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

Graham Packaging Holdings Company Partnership Agreement

As of March 31, 2011, (i) we owned 63,669,327 limited partnership units, representing an 90.7% limited partnership interest in Holdings, and our wholly-owned subsidiary, BCP/Graham Holdings L.L.C. (referred to herein as “BCP”), owned 2,023,472 general partnership units, representing a 2.9% general partnership interest in Holdings, (ii) the Graham Family owned an aggregate of 4,496,440 limited partnership units, representing a 6.4% limited partnership interest in Holdings, and (iii) management and other existing holders owned an aggregate of 35,167 limited partnership units and options to acquire an aggregate of 2,477,196 limited partnership units.

Pursuant to the Sixth Amended and Restated Limited Partnership Agreement (referred to herein as the “Holdings Partnership Agreement”), through BCP we have the right to determine when distributions will be made to the partners of Holdings and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the partners of Holdings (1) in the case of a tax distribution (as described below), to the holders of limited partnership units in proportion to the amount of taxable income of Holdings allocated to such holder and (2) in the case of other distributions, pro rata in accordance with the percentages of their respective partnership interests.

The holders of limited partnership units in Holdings, including us, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Holdings. Net profits and net losses of Holdings will generally be allocated to its partners (including us) pro rata in accordance with the percentages of their respective partnership interests. The Holdings Partnership Agreement provides for cash distributions to the holders of limited partnership units of Holdings if we determine that the taxable income of Holdings will give rise to taxable income for its partners. In accordance with the Holdings Partnership Agreement, we intend to cause Holdings to make cash distributions to the holders of limited partnership units of Holdings for purposes of funding their tax obligations in respect of the income of Holdings that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of Holdings allocable to such holder of limited partnership units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporation (taking into account the nondeductibility of certain expenses and the character of our income).

The Holdings Partnership Agreement provides that for so long as the Graham Family retains at least one-third of their partnership interests held as of February 2, 1998 (or our common stock for which such partnership interests have been or are eligible to be exchanged), they are entitled to an advisory fee of $1.0 million per annum, payable in four equal quarterly installments.

The Holdings Partnership Agreement provides that BCP, as the general partner, will be entitled in its sole discretion and without the approval of the other partners to perform or cause to be performed all management and operational functions relating to Holdings and shall have the sole power to bind Holdings. The limited partners will not participate in the management or control of the business.

The Holdings Partnership Agreement provides that, subject to certain exceptions, the General Partner will not withdraw from Holdings, resign as a general partner, or transfer its general partnership interests, and limited partners will not transfer their limited partnership interests without the consent of the General Partner (except in an exchange transaction pursuant to an exchange agreement).

The Holdings Partnership Agreement provides that if the Graham Family proposes to transfer any partnership interests to any person pursuant to a bona fide offer to purchase such partnership interests, then the Graham Family shall first give a written notice to Holdings, us and BCP setting forth the terms and conditions of such offer. Holdings has a right of first refusal regarding such partnership units.

The Holdings Partnership Agreement provides that Holdings will be dissolved upon the earliest of (i) the sale, exchange or other disposition of all or substantially all of its assets, (ii) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of the General Partner, or the occurrence of any other event which causes a general partner to cease to be a general partner unless, a majority-in-interest of the limited partners elect to continue the partnership, or (iii) such date as the partners shall unanimously elect.

Registration Rights Agreement

On February 10, 2010, we, Holdings, the Graham Family, Blackstone and certain other investors entered into a Registration Rights Agreement with respect to shares of our common stock outstanding held by such parties or to be delivered in exchange for limited partnership units otherwise held by them. The Registration Rights Agreement provides (i) to the Graham Family and its affiliates (and permitted transferees) two “demand” registrations at any time and customary “piggyback” registration rights and (ii) to Blackstone an unlimited number of “demand” registrations and customary “piggyback” registration rights. In addition, the Registration Rights Agreement provides that the Graham Family and their affiliates may request that we file a shelf registration statement beginning on the 181st day after our IPO, which right was exercised by the Graham Family. Parties to the Registration Rights Agreement also have customary “piggyback” registration rights in the event Blackstone or the Graham Family registers shares, some of which also exercised their rights.

A registration statement on Form S-1 for the resale of shares of our common stock by the Graham Family and certain other stockholders was declared effective on December 30, 2010. The Registration Rights Agreement also provides that we will pay certain expenses of the Graham Family, Blackstone and other stockholders relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act.

Stockholders’ Agreement

In connection with our IPO, we entered into a stockholders’ agreement with Blackstone. This agreement grants Blackstone the right to nominate to our Board of Directors a number of designees equal to: (i) at least a majority of the total number of directors comprising our Board at such time as long as Blackstone beneficially owns more than 35% of the shares of our common stock entitled to vote generally in the election of our directors; (ii) 42% of the total number of directors comprising our Board at such time as long as Blackstone beneficially owns more than 25% but less than or equal to 35% of the shares of our common stock entitled to vote generally in the election of our directors; (iii) 28% of the total number of directors comprising our Board of Directors at such time as long as Blackstone beneficially owns more than 15% but less than or equal to 25% of the shares of our common stock entitled to vote generally in the election of our directors; and (iv) 14% of the total number of directors comprising our Board of Directors at such time as long as Blackstone beneficially owns 5% or more of the shares of our common stock entitled to vote generally in the election of our directors. For purposes of calculating the number of directors that Blackstone is entitled to nominate pursuant to the formula outlined above, any fractional amounts would be rounded up to the nearest whole number and the calculation would be made on a pro forma basis, taking into account any increase in the size of our Board of Directors (e.g., one and one quarter (1 1/4) directors shall equate to two directors). In addition, Blackstone shall have the right to remove and replace its director-designees at any time and for any reason and to nominate any individual(s) to fill any such vacancies.

If we are required by NYSE regulations to have a majority of independent directors on our Board of Directors, upon the occurrence of any transaction whereby Blackstone ceases to beneficially own more than 50% of the shares of our common stock entitled to vote generally in the election of directors, the Board of Directors will simultaneously be increased in size to nine directors. The two vacancies thus created will be filled by independent directors appointed by the affirmative vote of a majority of the remaining directors although less than a quorum. The Board of Directors will take other steps that may be necessary to comply with the New York Stock Exchange regulations.

Income Tax Receivable Agreements

In connection with our IPO, we entered into an exchange agreement with the Graham Family providing the Graham Family with the right to exchange partnership units in Holdings for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Holdings intends to have in effect an election under Section 754 of the Code effective for each taxable year in which such an exchange of partnership units for shares of common stock occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of limited partnership units. Any such exchanges are expected to result in an increase in the tax basis of the tangible and intangible assets of Holdings that otherwise would not have been available. Similar increases to the tax basis of the tangible and intangible assets of Holdings resulted from our acquisition of Holdings in 1998. These increases in tax basis will increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the tax basis is allocated to those capital assets. Additionally, in connection with (and following) the reorganization that took place in connection with our IPO, we will be able to utilize net operating losses that arose prior to our IPO and reorganization and are therefore attributable to our pre-IPO stockholders (i.e., Blackstone, management and other investors). These net operating loss carryforwards will also reduce the amount of tax that we would otherwise be required to pay in the future.

We entered into an income tax receivable agreement with GPC LP that provides for the payment by us to the Graham Family of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change of control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the income tax receivable agreement, including tax benefits attributable to payments under the income tax receivable agreement.

We also entered into an income tax receivable agreement with certain of our pre-IPO stockholders that provides for the payment by us to all of our existing stockholders (i.e. Blackstone, management and other investors) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination by us or a change of control, as discussed below) as a result of (i) the utilization of our net operating losses attributable to periods prior to our IPO and (ii) any increase to the tax basis of the assets of Holdings relating to our acquisition of Holdings in 1998, and certain other tax benefits related to our entering into the income tax receivable agreements, including tax benefits attributable to payments under the income tax receivable agreement.

For purposes of these income tax receivable agreements, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had we not been able to utilize the tax benefits subject to the income tax receivable agreements. The term of each income tax receivable agreement commenced upon consummation of our IPO and will continue, in each case, until all relevant tax benefits have been utilized or have expired.

Our counterparties under the income tax receivable agreements will not reimburse us for any payments previously made if such basis increases or other benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in such circumstances we could make payments under the income tax receivable agreements that are greater than our actual cash tax savings.

While the actual amount and timing of any payments under the income tax receivable agreements will vary depending upon a number of factors, including the timing of exchanges, the amount and timing of the taxable income we generate in the future, our use of net operating loss carryforwards and the portion of our payments under the income tax receivable agreements constituting imputed interest or amortizable tax basis, we expect that during the term of the income tax receivable agreements, the payments that we may make could be material. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefits subject to the income tax receivable agreements, we would expect that future payments under the income tax receivable agreements will aggregate to approximately $200 million to $235 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for our stock depending on the timing and value of such exchanges. This range is based on our assumptions using presently available information including with respect to valuation, historic tax basis and the amount of tax attributes subject to the income tax receivable agreements that currently exist. Such amounts may differ materially from the amounts presented above based on various items, including final valuation analysis and updated determinations of taxable income and historic tax basis amounts. The payments under the income tax receivable agreements are not conditioned upon these parties continued ownership of us or Holdings.

If we undergo a change of control, the income tax receivable agreements will terminate and we will be required to make a payment equal to the present value of future payments under the income tax receivable agreements, which payment would be based on certain assumptions, including those relating to our future taxable income. Additionally, if we or a direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset in a taxable transaction for purposes of determining the cash savings in income tax under the income tax receivable agreements.

Each income tax receivable agreement provides that in the event that we breach any of our material obligations under such agreement, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under it or by operation of law as a result of the rejection of it in a case commenced under the United States Bankruptcy Code or otherwise, then all our payment and other obligations under the relevant income tax receivable agreement will be accelerated and will become due and payable applying the same assumptions described above. Such payments could be substantial and could exceed our actual cash tax savings under the relevant income tax receivable agreement. Additionally, we generally have the right to terminate both income tax receivable agreements. If we terminate the income tax receivable agreements, our payment and other obligations under the relevant income tax receivable agreement will be accelerated and will become due and payable, also applying the assumptions described above. Such payments could be substantial and could exceed our actual cash tax savings under the relevant income tax receivable agreement.

Because we are a holding company with no operations of our own, our ability to make payments under the income tax receivable agreements is dependent on the ability of our subsidiaries to make distributions to us. Our credit agreement and outstanding notes restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the income tax receivable agreements. To the extent that we are unable to make payments under the income tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate of LIBOR plus 5.0% per annum until paid, provided that the failure to make a payment due pursuant to the terms of the income tax receivable agreements within six months of the date such payment is due will generally constitute a breach and payments under the relevant income tax receivable agreement would then be accelerated.

Management Services Arrangements

Blackstone and the Graham Family have supplied management services to us since 1998.

We recorded $2.0 million of expense for management services provided by the Graham Family for each of the years ended December 31, 2008, 2009 and 2010, respectively, including a $1.0 million annual fee paid pursuant to the Holdings Partnership Agreement and a $1.0 million annual fee paid through February 2010 pursuant to the Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Holdings, Graham Packaging Company, L.P., Blackstone and the Graham Family (the “Monitoring Agreement”), which was terminated in connection with our IPO.

We recorded $3.2 million, $8.0 million and $4.2 million of expense for management services provided by Blackstone for the years ended December 31, 2008, 2009 and 2010, respectively, including a $3.0 million annual fee paid through February 2010 pursuant to the Monitoring Agreement, $5.0 million paid in 2010 in connection with the Fourth Amendment to the Credit Agreement of Holdings, dated as of May 28, 2009, and a $4.5 million fee in 2010 for advisory and other services rendered in connection with the acquisition of Liquid Container and related transactions. These fees were negotiated on an arm’s-length basis for services performed and the prevailing fees being charged by third parties for comparable services.

Both Blackstone and the Graham Family are reimbursed for reasonable out-of-pocket expenses.

Blackstone and the Graham Family terminated the Monitoring Agreement pursuant to a termination agreement in exchange for a one-time payment of $26.3 million to Blackstone and $8.8 million to the Graham Family, representing the estimated fair value of future payments under the agreement. As a result of the termination, affiliates of Blackstone and the Graham Family have no further obligation to provide services to us and we have no further obligation to make annual payments to them in the aggregate amount of $4.0 million under this agreement. The termination of the Monitoring Agreement did not affect the $1.0 million annual fee payable to the Graham Family pursuant to the Holdings Partnership Agreement.

Blackstone may receive customary fees for advisory and other services rendered to us. When such services are rendered, the fees are negotiated on an arm’s length basis and are based on the services performed and the prevailing fees then charged by third parties for comparable services.

Loans to Management

Prior to our IPO, we had loans outstanding to certain of our current and former management employees, which had been made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from these loans were used to fund management’s share of the capital call payments. As of December 31, 2010, all of the outstanding balances were paid in full.

Loans to the Blackstone Funds

On January 5, 2007 and April 10, 2009, Holdings loaned $3.4 million and $0.2 million, respectively, to the Blackstone Funds in connection with the Blackstone Funds’ purchase from our former Chief Executive Officer and Chief Financial Officer, in the case of the 2007 loan, and a former Senior Vice President, in the case of the 2009 loan, of all of their outstanding shares of our common stock. These loans bear interest at a rate of 8.0% per annum payable quarterly in cash or, at the Blackstone Funds’ option, in kind, and mature on January 5, 2017.

Equity Healthcare Program Agreement

Effective October 23, 2008, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2010, we had approximately 3,875 employees enrolled in our health benefit plans in the United States.

Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by us; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to us at no cost or reduced cost.

Equity Healthcare is an affiliate of Blackstone, with whom Chinh E. Chu, Vikrant Sawhney and Angelo G. Acconcia, members of our Board, are affiliated and in which they may have an indirect pecuniary interest.

Core Trust Purchasing Group Participation Agreement

Effective February 1, 2006, we entered into a five-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as our exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the Participation Agreement, we must purchase 80% of the requirements of our participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases.

Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the Participation Agreement to an affiliate of Blackstone, with whom Chinh E. Chu, Vikrant Sawhney and Angelo G. Acconcia, members of our Board, are affiliated and in which they may have an indirect pecuniary interest. For the years ended December 31, 2008, 2009 and 2010, our purchases under the Participation Agreement were approximately $6.8 million, $7.5 million and $6.5 million, respectively.

Commercial Transactions with Blackstone Portfolio Companies

Pinnacle Foods, which is owned by Blackstone, is a customer of ours. For the years ended December 31, 2008, 2009 and 2010, our sales to Pinnacle Foods were $10.1 million, $5.9 million and $7.4 million, respectively.

In 2008, we entered into an agreement with Kloeckner Pentaplast (“Kloeckner”), which is owned by Blackstone, to combine our purchasing power on materials used by both us and Kloeckner. In connection with this agreement, Kloeckner paid us $200,000, $0 and $0 for the years ended December 31, 2008, 2009 and 2010, respectively.

Reimbursement of Administrative Expenses

Since our inception, Blackstone has paid on our behalf some of our administrative expenses. Such payments totaled $60,000 and $68,000 for the years ended December 31, 2008 and 2009, respectively. We used $0.8 million of the net proceeds from our IPO to reimburse Blackstone for all the historical administrative expenses incurred by us and paid by Blackstone on our behalf since our inception. No expenses were paid by Blackstone on our behalf for 2010.

Director Independence and Independence Determinations

Under our Corporate Governance Guidelines and the NYSE rules, the Board of Directors must make an affirmative determination at least annually as to the independence of each director. A director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with the Company or any of its subsidiaries. Heightened standards apply to members of the Audit Committee.

The NYSE independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. The Board is also responsible for determining affirmatively, as to each independent director, that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board will broadly consider all relevant facts and circumstances, including information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. As the concern is independence from management, the Board does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.

The Nominating and Corporate Governance Committee undertook its annual review of director independence and made recommendation to our Board of its findings. As a result of this review, our Board affirmatively determined that each of Messrs. Kiernan, Michael and Murphy is independent. Messrs. Burgess, Chu, Sawhney, Chiminski and Acconcia are not considered to be independent directors as a result of their employment with the Company or their affiliation with Blackstone.

Our Board has also determined that Messrs. Kiernan, Michael and Murphy are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE and Section 10A(m)(3) of the Exchange Act.

Because Blackstone owns more than 50% of the voting power for the election of our directors, we are a “controlled company” within the meaning of the NYSE corporate governance standards, and therefore have chosen to elect not to comply with certain corporate governance standards, including the requirement that a majority of the board of directors consist of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of the Company’s annual financial statements for the year ended December 31, 2010, we entered into an agreement with Deloitte & Touche LLP which sets forth the terms by which Deloitte & Touche LLP will perform audit services for the Company.

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of our financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by Deloitte & Touche LLP for those periods(in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees (1)	$3,201	$3,864
Audit-related fees (2)	1,020	258
Tax fees (3)	414	202
All other fees (4)	971	2

Total:	$5,606	$4,326

(1)	Fees for audit services billed in 2010 and 2009 consisted of the following: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, work performed in connection with the Company’s IPO and statutory and regulatory audits.
(2)	Fees for audit-related services billed in 2010 and 2009 consisted of the following: employee benefit plan audits, agreed-upon procedures engagements and acquisition due diligence.
(3)	Fees for tax services billed in 2010 and 2009 consisted of tax compliance and tax planning and advice.
(4)	Fees primarily related to the acquisition of Liquid Container and China Roots.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Deloitte & Touche LLP’s independence and concluded that it was.

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm prior to each engagement. Each year, the Board approves an annual budget as determined by the Audit Committee for such permitted non-audit services and requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year. The Audit Committee has pre-approved several enumerated permitted services, subject to the approval of the Chief Financial Officer, the Controller and/or the Chairman of the Audit Committee, as applicable. The Chairman of the Audit Committee must also approve any permitted services to be provided by the independent auditor in amounts greater than $25,000. The Audit Committee may delegate to one or more of its members the authority to pre-approve services to be provided by the independent auditors so long as it is presented to the full Audit Committee at a later time.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2011

GRAHAM PACKAGING COMPANY INC.
(Registrant)

/s/ David W. Bullock
Name:	David W. Bullock
Title:	Chief Financial Officer

/s/ William E. Hennessey
Name:	William E. Hennessey
Title:	Vice President, Corporate Controller and Treasurer

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this Amendment are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

3.2	Amended and Restated By-Laws of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1*	Employment Agreement, dated as of June 27, 2002, between Graham Packaging Company, L.P. and David Cargile.

10.2*	Employment letter from Graham Packaging Company, L.P. to Michael Korniczky, dated February 23, 2007.

31.1	Certification required by Rule 15d-14(a).

31.2	Certification required by Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.