Form 10-Q
period 2011-03-31
Graham Packaging Co Inc.
filed 2011-05-02
CIK 1478085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

GRAHAM PACKAGING COMPANY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$171,987	$152,964
Accounts receivable, net	308,114	216,368
Inventories	264,242	247,166
Deferred income taxes	33,158	14,616
Prepaid expenses and other current assets	42,451	42,363

Total current assets	819,952	673,477
Property, plant and equipment, net	1,207,464	1,203,142
Intangible assets, net	191,290	195,780
Goodwill	650,819	643,064
Other non-current assets	74,023	91,364

Total assets	$2,943,548	$2,806,827

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$34,563	$34,007
Accounts payable	218,035	142,585
Accrued expenses and other current liabilities	211,649	196,432
Deferred revenue	42,630	32,471

Total current liabilities	506,877	405,495
Long-term debt	2,794,600	2,798,824
Deferred income taxes	36,544	32,428
Other non-current liabilities	106,979	100,804
Commitments and contingent liabilities (see Notes 15 and 16)
Equity (deficit):
Graham Packaging Company Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, shares issued and outstanding 65,692,799 and 63,311,512	657	633
Additional paid-in capital	464,920	459,422
Retained earnings (deficit)	(968,224)	(977,318)
Notes and interest receivable for ownership interests	(4,938)	(4,838)
Accumulated other comprehensive income (loss)	(7,572)	(22,508)

Graham Packaging Company Inc. stockholders’ equity (deficit)	(515,157)	(544,609)
Noncontrolling interests	13,705	13,885

Equity (deficit)	(501,452)	(530,724)

Total liabilities and equity (deficit)	$2,943,548	$2,806,827

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share data)
Net sales	$756,497	$585,576
Cost of goods sold	641,412	483,257

Gross profit	115,085	102,319
Selling, general and administrative expenses	39,500	67,528
Asset impairment charges	1,108	2,238
Net loss on disposal of property, plant and equipment	700	227

Operating income	73,777	32,326
Interest expense	52,929	45,384
Interest income	(193)	(119)
Net loss on debt extinguishment	—	2,664
Increase in income tax receivable obligations	4,574	1,300
Other (income) expense, net	(635)	2,862

Income (loss) before income taxes	17,102	(19,765)
Income tax provision	9,004	4,746

Net income (loss)	8,098	(24,511)
Net income (loss) attributable to noncontrolling interests	1,014	(2,290)

Net income (loss) attributable to Graham Packaging Company Inc. stockholders	$7,084	$(22,221)

Earnings per share:
Net income (loss) attributable to Graham Packaging Company Inc. stockholders per share:
Basic	$0.11	$(0.42)
Diluted	$0.11	$(0.42)
Weighted average shares outstanding:
Basic	65,283,076	52,951,056
Diluted	66,334,193	52,951,056

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income (loss)	$8,098	$(24,511)

Other comprehensive income (loss):
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all periods presented)	134	—
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all periods presented)	—	2,089
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of tax provisions of $65 and $9 for the three months ended March 31, 2011 and 2010, respectively)	330	343
Foreign currency translation adjustments (net of tax provisions of $4 and $0 for the three months ended March 31, 2011 and 2010, respectively)	15,300	(1,687)

Total other comprehensive income	15,764	745

Comprehensive income (loss)	23,862	(23,766)
Comprehensive income (loss) attributable to noncontrolling interests	2,087	(2,200)

Comprehensive income (loss) attributable to Graham Packaging Company Inc. stockholders	$21,775	$(21,566)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$8,098	$(24,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,032	38,573
Amortization of debt issuance fees	1,314	1,598
Accretion of senior unsecured notes	117	119
Net loss on debt extinguishment	—	2,664
Net loss on disposal of property, plant and equipment	700	227
Pension expense	748	790
Asset impairment charges	1,108	2,238
Unrealized (gain) loss on termination of cash flow hedge accounting	(3,202)	1,192
Stock compensation expense	246	361
Equity income from unconsolidated subsidiaries	(9)	(31)
Deferred tax provision	5,485	3,443
Increase in income tax receivable obligations	4,574	1,300
Foreign currency transaction (gain) loss	(465)	131
Interest receivable on loans to owners	(100)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(88,958)	(61,323)
Inventories	(15,206)	(6,044)
Prepaid expenses and other current assets	514	5,938
Other non-current assets	(5,522)	(3,040)
Accounts payable and accrued expenses	92,591	54,586
Pension contributions	(1,176)	(1,487)
Other non-current liabilities	1,241	(75)

Net cash provided by operating activities	55,130	16,618

Investing activities:
Cash paid for property, plant and equipment	(38,206)	(37,724)
Proceeds from sale of property, plant and equipment	15	158

Net cash used in investing activities	(38,191)	(37,566)

Financing activities:
Proceeds from issuance of long-term debt	21,802	17,999
Payment of long-term debt	(26,062)	(214,211)
Debt issuance fees	(401)	(648)
Proceeds from the issuance of common stock, net of underwriting discount of $11.3 million	—	171,055
Payment of other expenses for the issuance of common stock	—	(4,541)
Proceeds from issuance of ownership interests	5,264	—

Net cash provided by (used in) financing activities	603	(30,346)

Effect of exchange rate changes on cash and cash equivalents	1,481	(1,134)

Increase (decrease) in cash and cash equivalents	19,023	(52,428)
Cash and cash equivalents at beginning of period	152,964	147,808

Cash and cash equivalents at end of period	$171,987	$95,380

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$35,781	$29,493
Cash paid for income taxes (net of refunds)	3,389	4,678
Non-cash investing and financing activities:
Accruals for purchases of property, plant and equipment	14,012	8,173
Accruals for fees related to the initial public offering	—	254

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Company Inc. (“GPC”), a Delaware corporation (formerly known as BMP/Graham Holdings Corporation), have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by GPC are referred to collectively with GPC as the “Company.” Graham Packaging Holdings Company, a subsidiary which is 93.5% owned by GPC and for which GPC holds 100% of the general partnership interest, is refered to as “Holdings.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2010, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the guidance provided under FASB Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements and establishes a hierarchy for determining the selling price of a deliverable. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company, which utilizes the enterprise premise in evaluating the recoverability of goodwill, adopted this guidance effective January 1, 2011, and the adoption had no impact on its financial statements.

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

Subsequent Events

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission.

2.	Acquisition

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

Under the acquisition method of accounting, the results of the acquired operation are included in the financial statements of the Company beginning on September 23, 2010. The Liquid Entities, which employ approximately 1,000 employees, have operations in 13 plants located across the United States. Annual net sales totaled $356 million for 2009.

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

The Liquid Acquisition represents a strategically important acquisition for the Company as it expanded the Company’s customer reach within its existing food and consumer products end markets while providing it with additional technological capabilities and an expansion of its geographical reach. The Liquid Acquisition significantly increased the size and scope of the Company’s operations, particularly in the food product category, and provides the Company with considerable opportunities to convert new products to plastic containers. The Liquid Entities have been a leader in custom blow molded plastic containers used in cold-fill applications and have new hot-fill technologies, which complement the Company’s technologies, and which management believes can help drive new conversions. The Liquid Entities have a similar financial profile to that of the Company, as they use technology to serve their customer base with innovative and cost effective packaging solutions. Management believes the combined purchasing power can yield savings in freight, energy, outside services, leased equipment and miscellaneous raw materials such as packaging, pallets, shrink wrap and spare parts. Additionally, management has eliminated overlapping corporate functions and expenses.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

	As Originally Presented	Cumulative Adjustments	Adjusted Balance
Cash	$1,184	$—	$1,184
Accounts receivable	36,858	(150)	36,708
Inventories	35,029	136	35,165
Prepaid expenses and other current assets	1,247	41	1,288

Total current assets	74,318	27	74,345
Property, plant and equipment	193,186	(4,775)	188,411
Intangible assets	156,500	(600)	155,900
Goodwill	201,437	7,609	209,046

Total assets acquired	625,441	2,261	627,702
Less liabilities assumed	61,140	2,261	63,401

Net cost of acquisition	$564,301	$—	$564,301

The adjustments set forth above include an adjustment to goodwill of approximately $5.6 million for the three months ended March 31, 2011, related primarily to the recognition of deferred revenue. The adjustments for the three months ended March 31, 2011, and in the aggregate since the acquisition, did not materially impact previously reported results of operations or cash flows. As a result, prior period financial statements have not been retrospectively adjusted.

The allocation set forth above is based on management’s estimate of the fair values using valuation techniques including the income, cost and market approaches. The amount allocated to intangible assets represents the estimated fair values of technologies of $58.2 million, customer relationships of $89.7 million, trade names of $5.0 million and non-compete agreement of $3.0 million. These intangible assets are being amortized on a straight-line basis over weighted-average estimated remaining lives of 11 years, 14 years, 3 years and 2 years for technologies, customer relationships, trade names and non-compete agreement, respectively, reflecting the expected future benefit periods of these intangible assets. Goodwill of $275.4 million is expected to be deductible for tax purposes. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 20 years. The initial purchase price allocations set forth above are based on all information available to the Company at the present time and are subject to change due to additional working capital adjustments and finalization of fair value calculations, and such changes could be material. The goodwill for the Liquid Entities is disclosed within the North American segment in Note 17.

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

During the three months ended March 31, 2011, the Company incurred legal, professional and advisory costs directly related to the acquisition totaling $0.2 million. All such costs are included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2011. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $13.7 million and are reflected in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2011.

Net sales of the Liquid Entities included in the Company’s consolidated results of operations totaled $98.6 million for the three months ended March 31, 2011.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at the beginning of the period presented:

Three Months Ended March 31, 2010
(In millions, except per share data)
Net sales	$677
Net loss attributable to Graham Packaging Company Inc. stockholders	$(11)
Basic net loss attributable to Graham Packaging Company Inc. stockholders per share	$(0.20)

These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step-up in the basis of fixed assets and intangible assets, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the period presented, or of future results of operations of the entity.

3.	Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $1.7 million for each of March 31, 2011, and December 31, 2010. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4.	Concentration of Credit Risk

For the three months ended March 31, 2011 and 2010, 64.3% and 70.3% of the Company’s net sales, respectively, were generated by its top twenty customers. No customer had sales exceeding 10% of total sales for the three months ended March 31, 2011 and 2010.

The Company had $171.4 million and $112.3 million of accounts receivable from its top twenty customers as of March 31, 2011, and December 31, 2010, respectively.

5.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Finished goods	$173,064	$162,136
Raw materials	91,178	85,030

Total	$264,242	$247,166

6.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

	Expected Useful Lives	March 31, 2011	December 31, 2010
	(in years)	(In thousands)
Land		$53,090	$52,651
Buildings and improvements	7-31.5	282,304	280,222
Machinery and equipment (1)	2-15	1,493,161	1,463,614
Molds and tooling	3-5	330,700	321,254
Furniture and fixtures	7	6,621	6,574
Computer hardware and software	3-7	42,673	41,843
Construction in progress		96,543	82,439

Property, plant and equipment		2,305,092	2,248,597
Less: accumulated depreciation and amortization		1,097,628	1,045,455

Property, plant and equipment, net		$1,207,464	$1,203,142

(1)	Includes longer-lived machinery and equipment of approximately $1,435.0 million and $1,407.0 million as of March 31, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $58.2 million and $56.6 million as of March 31, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended March 31, 2011 and 2010, was $46.5 million and $36.7 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the three months ended March 31, 2011 and 2010, was $1.7 million and $1.1 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2011, and December 31, 2010.

7.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of March 31, 2011, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$87,313	$(14,754)	$72,559	10 years
Customer relationships	125,207	(13,335)	111,872	14 years
Trade names	5,000	(834)	4,166	3 years
Non-compete agreements	3,511	(818)	2,693	2 years

Total	$221,031	$(29,741)	$191,290

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

Amortization expense for the three months ended March 31, 2011 and 2010, was $5.2 million and $1.2 million, respectively. Remaining estimated aggregate amortization expense for 2011 is $15.1 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2012	$19,900
2013	18,300
2014	16,600
2015	16,300
2016	15,100

8.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Asia Segment	Total
	(In thousands)
Balance at January 1, 2011	$626,156	$15,449	$7	$1,452	$643,064
Adjustments to Liquid Entities purchase price allocation (see Note 2)	5,585	—	—	—	5,585
Foreign currency translation adjustments	1,261	895	—	14	2,170

Balance at March 31, 2011	$633,002	$16,344	$7	$1,466	$650,819

9.	Asset Impairment Charges

The Company continually reviews its assets for indicators of possible impairment. In the three months ended March 31, 2011, the Company identified indicators of possible impairment of certain assets in France, Mexico, Poland, Spain and the United States, and in the three months ended March 31, 2010, the Company identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded of $1.1 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Accrued employee compensation and benefits	$65,700	$72,508
Accrued interest	60,159	41,241
Accrued sales allowance	21,681	24,294
Other	64,109	58,389

	$211,649	$196,432

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

11.	Debt Arrangements

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Term loans (net of $8.1 million and $8.9 million unamortized net discount as of March 31, 2011, and December 31, 2010, respectively)	$1,930,622	$1,934,707
Revolver	—	—
Foreign and other revolving credit facilities	6,147	6,126
Senior notes due 2017 (net of $2.7 million and $2.9 million unamortized discount as of March 31, 2011, and December 31, 2010, respectively)	250,640	250,523
Senior notes due 2018	250,000	250,000
Senior subordinated notes	375,000	375,000
Capital leases	1,245	1,514
Other	15,509	14,961

	2,829,163	2,832,831
Less amounts classified as current (net of $3.8 million unamortized net discount as of each of March 31, 2011, and December 31, 2010)	34,563	34,007

Total	$2,794,600	$2,798,824

As of March 31, 2011, the credit agreement, as amended, consisted of a senior secured term loan of $1,018.0 million ($1,030.3 million aggregate outstanding principal amount less $12.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $912.6 million ($908.4 million aggregate outstanding principal amount plus $4.2 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company, and a $124.8 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”) that will expire on October 1, 2013, and with availability of $110.0 million (as reduced by $14.8 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of the Company’s 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of the Company’s 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $14.7 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

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

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions by the Operating Company to Holdings. As of March 31, 2011, the Company was in compliance with all covenants.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of March 31, 2011, and December 31, 2010, the Company had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”) co-issued by the Operating Company and CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone (as defined herein) through shares of the Company’s common stock, such as the contemplated merger of the Company with and into Silgan Holdings Inc. (as further described in Note 24), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under the Company’s other debt instruments. If the Company were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of its assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Credit Agreement and the Company’s other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, the Company will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. Upon closing of the Merger (as defined herein), the surviving corporation is expected to make a change of control offer for the Notes. The source of funds for any such purchase of the Notes will be the Company’s available cash or cash generated from its subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. The Company may not be able to repurchase the Notes upon a change of control because it may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control. Further, the Company will be contractually restricted under the terms of its senior secured credit facilities and indentures from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, the Company may not be able to satisfy its obligations to purchase the Notes unless it is able to refinance or obtain waivers under its senior secured credit facilities and the indentures. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

12.	Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,946.2 million (net of $8.1 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,972.3 million and $1,977.1 million at March 31, 2011, and December 31, 2010, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $883.0 million (net of $2.7 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $931.6 million and $915.1 million at March 31, 2011, and December 31, 2010, respectively.

Derivatives

The Company established the following fair value hierarchy that prioritizes the inputs used to measure fair value, in accordance with the guidance under ASC 820-10, “Fair Value Measurements and Disclosures”:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contracts	$—	$134	$—
Liabilities:
Interest rate swap agreements	$—	$4,611	$—
Foreign currency exchange contract	—	36	—

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at March 31, 2011, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company recorded impairment charges of $1.1 million for the three months ended March 31, 2011, for long-lived assets in France, Mexico, Poland, Spain and the United States whose carrying values exceeded fair values. The Company recorded impairment charges of $2.2 million for the three months ended March 31, 2010, for long-lived assets in Brazil, Mexico, the United Kingdom and the United States whose carrying values exceeded fair

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

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

At March 31, 2011, and December 31, 2010, the Company had foreign currency exchange contracts outstanding for the purchase of pound sterling and euros in an aggregate amount of $5.1 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

The maximum term over which the Company is hedging exposures to the variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company had therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of that date was being recognized as interest expense over the period in which the previously hedged activity continued to occur. Changes in the fair value of the interest rate collar and swap agreements from that date were also being recognized as interest expense. As a result of the refinancing of the Credit Agreement that enabled the Company to purchase the Liquid Entities on September 23, 2010, the Company wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contracts	$5,055	$2,222

Total derivatives designated as hedges	$5,055	$2,222

Derivatives not designated as hedges:
Interest rate swap agreements	$350,000	$350,000

Total derivatives not designated as hedges	$350,000	$350,000

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

The fair values of the Company’s derivative instruments outstanding were as follows:

	Balance Sheet Location	March 31, 2011	December 31, 2010
		(In thousands)
Asset derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$134	$—

Total derivatives designated as hedges		134	—

Total asset derivatives		$134	$—

Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Accrued expenses and other current liabilities	$36	$9

Total derivatives designated as hedges		36	9

Derivatives not designated as hedges:
Interest rate swap agreements	Accrued expenses and other current liabilities	4,611	7,813

Total derivatives not designated as hedges		4,611	7,813

Total liability derivatives		$4,647	$7,822

The gains and losses on the Company’s derivative instruments were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Three Months Ended March 31,		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Three Months Ended March 31,
	2011	2010		2011	2010
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contracts	$170	$(90)	Other (income) expense, net	$36	$(90)

Total derivatives designated as hedges	$170	$(90)		$36	$(90)

				Amount of Gain or (Loss) Recognized in Income for the Three Months Ended March 31,
				2011	2010
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$—	$(86)
Interest rate swap agreements			Interest expense	(102)	(4,528)

Total derivatives not designated as hedges				$(102)	$(4,614)

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(a) Accumulated other comprehensive income (loss) (“AOCI”).

14.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. Pursuant to the requirements of ASC 740-10-30, “Establishment of a Valuation Allowance for Deferred Tax Assets,” the Company assesses the realizability of deferred tax assets based on an evaluation of positive and negative evidence of future taxable income. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the nature and amount of deferred tax liabilities, historical earnings and losses, expected taxable income and current and future tax planning strategies. There was no significant change to the previously established valuation allowance during the three months ended March 31, 2011.

For the three months ended March 31, 2011, the effective tax rate was higher than the U.S. federal statutory rate for corporations primarily due to certain foreign earnings subject to tax in multiple jurisdictions and increases in deferred tax liabilities associated primarily with tax amortization of goodwill.

The Company had $57.2 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of March 31, 2011. For the three months ended March 31, 2011, the Company recorded a net increase in UTB of $0.3 million, exclusive of interest and penalties. At March 31, 2011, the Company had long-term deferred income tax assets of $14.8 million that offset the UTB. As of March 31, 2011, the Company had recorded additional UTB of $5.1 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $3.0 million of UTB at March 31, 2011, if recognized, would impact the Company’s effective tax rate.

15.	Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $14.0 million and $13.1 million for the three months ended March 31, 2011 and 2010, respectively.

Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family (defined as Graham Capital Company, GPC Investments, LLC and Graham Alternative Investment Partners I, LP or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone (defined as Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. or affiliates thereof), respectively. The Company has terminated the Monitoring Agreement and is no longer obligated to make payments under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement. See Note 19 for further discussion of the Company’s obligations under these agreements.

In connection with the initial public offering (“IPO”), on February 10, 2010, GPC entered into separate Income Tax Receivable Agreements (“ITRs”) with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with GPC Holdings, L.P., an affiliate of the Graham Family. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized (or is deemed to be realized in the case of an early termination or change in control as further described in the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) the 1998 acquisition of Holdings and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. Payments under the ITRs are not conditioned upon these parties’ continued ownership of the Company or Holdings.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

Excluding the potential impact of the Merger (as defined herein) discussed in Note 24, the Company expects that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million. This range includes payments under the ITRs resulting from the Graham Family’s exchange of 3,091,581 limited partnership units through March 31, 2011. Additional payments under the ITRs for tax basis step-ups relating to future exchanges by the Graham Family of their remaining 4,496,440 limited partnership units in Holdings for GPC common stock is dependent upon the timing and value of such exchanges, and is not reflected in the above range. This range is based on the Company’s assumptions considering various inputs, including valuation analysis and historical tax basis amounts. The Company will recognize obligations based on the amount of recorded net deferred income tax assets recognized at each balance sheet date, and subject to the ITRs. Changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of March 31, 2011, the value of the ITRs obligations was $16.0 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on Holdings’ ability to make distributions. Upon the effective date of the respective ITRs, the Company recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. The Company recorded $4.6 million and $1.3 million in non-operating expense related to the increase in the ITRs obligations for the three months ended March 31, 2011 and 2010, respectively. No payments have been made under the ITRs since their inception. At the closing of the Merger, the surviving corporation will be required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to change in control provisions in the ITRs.

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

The Company is organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. The Company began accounting for its new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots Packaging PTE Ltd. Segment information for the three months ended March 31, 2011 and 2010, and as of March 31, 2011, and December 31, 2010, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

		North America	Europe	South America	Asia	Eliminations (a)	Total
		(In thousands)
Net sales (b) (c)	Three months ended March 31, 2011	$663,976	$58,978	$28,604	$5,485	$(546)	$756,497
	Three months ended March 31, 2010	505,964	58,264	22,448	—	(1,100)	585,576
Operating income (loss)	Three months ended March 31, 2011	$69,150	$6,936	$(2,024)	$(285)	$—	$73,777
	Three months ended March 31, 2010	22,663	7,350	2,313	—	—	32,326
Depreciation and amortization	Three months ended March 31, 2011	$44,921	$3,923	$3,734	$454	$—	$53,032
	Three months ended March 31, 2010	33,114	4,331	1,128	—	—	38,573
Asset impairment charges	Three months ended March 31, 2011	$732	$376	$—	$—	$—	$1,108
	Three months ended March 31, 2010	1,898	322	18	—	—	2,238
Interest expense, net	Three months ended March 31, 2011	$51,438	$256	$905	$137	$—	$52,736
	Three months ended March 31, 2010	44,469	332	464	—	—	45,265
Other (income) expense, net	Three months ended March 31, 2011	$(2,397)	$1,885	$(273)	$150	$—	$(635)
	Three months ended March 31, 2010	(1,343)	1,523	2,682 (d)	—	—	2,862
Income tax provision (benefit)	Three months ended March 31, 2011	$7,440	$1,411	$397	$(244)	$—	$9,004
	Three months ended March 31, 2010	3,178	1,334	234	—	—	4,746
Identifiable assets (b) (c) (e)	As of March 31, 2011	$990,522	$129,641	$66,969	$20,332	$—	$1,207,464
	As of December 31, 2010	991,676	125,433	69,044	16,989	—	1,203,142
Goodwill	As of March 31, 2011	$633,002	$16,344	$7	$1,466	$—	$650,819
	As of December 31, 2010	626,156	15,449	7	1,452	—	643,064
Cash paid for property, plant and equipment	Three months ended March 31, 2011	$32,775	$2,324	$1,010	$2,097	$—	$38,206
	Three months ended March 31, 2010	27,763	1,788	8,173	—	—	37,724

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Poland	$14.1	$13.9
Belgium	12.3	14.2
Spain	7.0	7.3
France	8.6	7.7

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	March 31, 2011	December 31, 2010
	(In millions)
Poland	$34.4	$33.0
Belgium	29.3	27.2
Spain	20.2	21.0
France	21.9	20.9

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(c)	The Company’s net sales for North America include sales in Mexico which totaled $46.4 million and $39.6 million for the three months ended March 31, 2011 and 2010, respectively. Identifiable assets in Mexico totaled $75.5 million and $70.6 million as of March 31, 2011, and December 31, 2010, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $2.7 million loss in other expense for the three months ended March 31, 2010. Net sales for Venezuela were $2.0 million for the three months ended March 31, 2011, and net assets for Venezuela were less than 1.0% of the Company’s total net assets as of March 31, 2011, and December 31, 2010. As the Venezuelan operations are not significant to the overall operations of the Company, future rate changes in the bolivar would not have a significant impact on the Company’s financial statements.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Food and Beverage	$487,783	$361,932
Household	138,412	106,924
Personal Care/Specialty	41,510	41,571
Automotive Lubricants	88,792	75,149

Total Net Sales	$756,497	$585,576

18.	Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$601	$548
Interest cost	1,657	1,591
Expected return on plan assets	(1,976)	(1,743)
Net amortization and deferral of prior service costs	466	394

Net periodic pension cost	$748	$790

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $5.3 million to its pension plans in 2011. As of March 31, 2011, $1.2 million of required contributions to its pension plans has been made and the Company expects to make an additional $4.1 million of contributions in the remainder of 2011.

The Company recognized $2.6 million and $1.8 million of expense for its 401(k) plans in the first quarter of 2011 and 2010, respectively.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

19.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Corporation, which is owned by the Graham Family, for equipment and related services of $0.5 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

Affiliates of both the Graham Family and Blackstone have supplied management and advisory services to Holdings since 1998. The Company has recorded $0.3 million and $0.7 million of expense for these services for the three months ended March 31, 2011 and 2010, respectively. Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, Holdings was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, LP, the parties of the Monitoring Agreement agreed to terminate such agreement in the first quarter of 2010. These amounts paid to terminate the Monitoring Agreement are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2010. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to Holdings, and Holdings has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original investment owned on February 2, 1998 (or common stock for which such partnership interests have been or are eligible to be exchanged), and such services would then cease.

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Operating Company on January 5, 2007, for the repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President of the Operating Company on April 10, 2009, for the repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owner of these shares and owes the Company $4.9 million and $4.8 million as of March 31, 2011, and December 31, 2010, respectively, including accrued interest. This receivable is reflected in equity (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

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

Gary G. Michael, a member of GPC’s Board of Directors and a member of the former committee that advised Holdings and its partners, also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at March 31, 2011, and December 31, 2010, were receivables from The Clorox Company of $4.4 million and $1.1 million, respectively. Included in net sales for the three months ended March 31, 2011 and 2010, were net sales to The Clorox Company of $17.7 million and $10.5 million, respectively.

Pinnacle Foods, which is owned by Blackstone, is a customer of the Company. Included in net sales for the three months ended March 31, 2011 and 2010, were net sales to Pinnacle Foods of $3.7 million and $1.7 million, respectively.

20.	Environmental Matters

As a result of the Company closing its plant located in Edison, New Jersey, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

down or is being transferred. The Company is in the process of implementing its obligations under ISRA regarding this facility. The Company has recorded a preliminary reserve in 2010 of $0.4 million for this obligation and has recorded no additional expense for the three months ended March 31, 2011. This amount may change based on results of additional investigation expected to be undertaken for NJDEP, however, the Company does not believe that such changes will have a significant impact on the results of operations.

21.	Earnings Per Share

The following are reconciliations of net income (loss) attributable to GPC stockholders used to calculate basic and diluted earnings (loss) per share.

The following summarizes earnings per share for the three months ended March 31, 2011 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Net income	$8,098	$(1,014)	$7,084	$15	$7,099

Denominator:
Weighted average number of GPC shares outstanding (3)			65,283,076		66,334,193

			Basic		Diluted
Earnings per share:
Net income attributable to GPC stockholders			$0.11		$0.11

The following summarizes loss per share for the three months ended March 31, 2010 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Loss Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Loss Per Share
Numerator:
Net loss	$(24,511)	$2,290	$(22,221)	$—	$(22,221)

Denominator:
Weighted average number of GPC shares outstanding (3)(4)			52,951,056		52,951,056

			Basic		Diluted
Loss per share:
Net loss attributable to GPC stockholders			$(0.42)		$(0.42)

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

(1)	The allocation of earnings is based on the noncontrolling interests’ relative ownership percentage.
(2)	Holdings adjustment is based on incremental earnings that would be attributable to those potentially dilutive options to purchase partnership units on an “as-if converted” basis. For the three months ended March 31, 2011 and 2010, 619,779 and 4,737,608 potential options to purchase partnership units, respectively, have been excluded as the options are either antidilutive or as a result of the related contingency not being met as of the reporting dates. Regarding the contingency, options that contain a contingency are those which vest and become exercisable upon the attainment of certain financial performance goals associated with a sale by Blackstone of 75% of its original ownership interest in the Company.
(3)	In conjunction with the IPO, and as further discussed in Note 22, the Graham Family entered into an Exchange Agreement. For the three months ended March 31, 2011 and 2010, 4,531,607 and 6,298,288 of exchange rights, respectively, were excluded from diluted earnings per share as the effects were anti-dilutive.
(4)	For the three months ended March 31, 2011 and 2010, 13,050 and 841,363 potential options to purchase GPC common stock, respectively, have been excluded as the options are antidilutive.

22.	Capital Stock and Changes in Equity (Deficit)

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

Additionally, as part of the IPO, the Graham Family entered into an Exchange Agreement. Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in Holdings for shares of the Company’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in the first quarter of 2010 to exchange 1,324,900 limited partnership units of Holdings for 1,324,900 shares of the Company’s common stock. Additionally, under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in January 2011 to exchange 1,766,681 limited partnership units of Holdings for 1,766,681 shares of the Company’s common stock. The Company has also entered into Management Exchange Agreements, which provide for similar rights to management to exchange limited partnership units of Holdings obtained on exercise of outstanding options for shares of the Company’s common stock.

On March 11, 2010, the underwriters of the IPO partially exercised their option to purchase additional shares of common stock from the Company and purchased 1,565,600 shares of registered common stock at the initial public offering price of $10.00 per share, less underwriters discount (the “Underwriters’ Allotment”). The Underwriters’ Allotment closed on March 16, 2010.

Changes in equity (deficit) for the three months ended March 31, 2011 and 2010, are as follows (in thousands, except share amounts):

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Graham Packaging Company Inc. Stockholders’ Equity (Deficit)	Non- controlling Interests	Equity (Deficit)
	Shares	Amount
Consolidated balance at January 1, 2011	63,311,512	$633	$459,422	$(977,318)	$(4,838)	$(22,508)	$(544,609)	$13,885	$(530,724)
Net income	—	—	—	7,084	—	—	7,084	1,014	8,098
Other comprehensive income	—	—	—	—	—	14,691	14,691	1,073	15,764
Stock compensation expense	—	—	229	—	—	—	229	17	246
Units of Holdings issued under compensation plans	—	—	—	—	—	—	—	5,264	5,264
Interest on notes receivable	—	—	—	—	(100)	—	(100)	—	(100)
Common stock issued under exchange agreements	2,381,287	24	5,269	2,010	—	245	7,548	(7,548)	—

Consolidated balance at March 31, 2011	65,692,799	$657	$464,920	$(968,224)	$(4,938)	$(7,572)	$(515,157)	$13,705	$(501,452)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Graham Packaging Company Inc. Stockholders’ Equity (Deficit)	Non- controlling Interests	Equity (Deficit)
	Shares	Amount
Consolidated balance at January 1, 2010	42,998,786	$430	$297,470	$(1,032,887)	$(6,353)	$(31,123)	$(772,463)	$9,349	$(763,114)
Net loss	—	—	—	(22,221)	—	—	(22,221)	(2,290)	(24,511)
Other comprehensive income	—	—	—	—	—	655	655	90	745
Stock compensation expense	—	—	317	—	—	—	317	44	361
Interest on notes receivable	—	—	—	—	(31)	—	(31)	—	(31)
Net proceeds from initial issuance of common stock	18,232,267	183	163,849	—	—	—	164,032	—	164,032
Common stock issued under exchange agreements	1,324,900	13	50	857	—	2,393	3,313	(3,313)	—
Initial obligations under income tax receivable agreements	—	—	(6,500)	—	—	—	(6,500)	—	(6,500)

Consolidated balance at March 31, 2010	62,555,953	$626	$455,186	$(1,054,251)	$(6,384)	$(28,075)	$(632,898)	$3,880	$(629,018)

23.	Stock-based Compensation

The Company, from time to time, has granted options to purchase partnership units of Holdings, which may be exchanged for shares of the Company’s common stock, and options to purchase shares of the Company’s

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

common stock. Each share of the Company’s common stock corresponds to one unit of Holdings’ partnership interest.

A summary of the changes in the unit options outstanding under the option plans for the three months ended March 31, 2011, is as follows:

	Units Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at January 1, 2011	3,099,462	$8.05
Granted	—	—
Exercised	(614,606)	8.57
Forfeited	(5,671)	12.60

Outstanding at March 31, 2011	2,479,185	$7.92	6.3	$22.6

Vested or expected to vest	1,849,406	$8.31	6.1	$16.1
Exercisable at March 31, 2011	1,451,051	$8.22	5.9	$12.8

A summary of the changes in the stock options outstanding under the option plans for the three months ended March 31, 2011, is as follows:

	Common Stock Under Options		Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In years)	(In millions)
Outstanding at January 1, 2011	835,522		$10.18
Granted	13,050	(1)	16.72
Exercised	—		—
Forfeited	—		—

Outstanding at March 31, 2011	848,572		$10.28	8.9	$5.7

Vested or expected to vest	848,572		$10.28	8.9	$5.7
Exercisable at March 31, 2011	190,772		$10.00	8.9	$1.3

(1)	For the options granted in 2011, the Company will incur incremental compensation expense of approximately $0.1 million over the four-year vesting period of the options.

24.	Subsequent Events

Merger Agreement

On April 12, 2011, the Company and Silgan Holdings Inc. (“Silgan”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of both parties (and recommended by

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

a special committee of independent directors of the Company (the “Special Committee”)), the Company will merge with and into Silgan, with Silgan continuing as the surviving corporation (the “Merger”).

As a result of the Merger, each outstanding share of the Company’s common stock, other than shares owned by Silgan or the Company (which will be cancelled) and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive a combination of (i) 0.402 shares of common stock of Silgan and (ii) $4.75 in cash, without interest.

The consummation of the Merger is subject to the adoption of the Merger Agreement by both parties’ stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain foreign antitrust approvals and other customary closing conditions. In addition, immediately prior to the effective time of the Merger, Holdings will be merged with and into GPC.

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated, including by taking actions necessary (including with respect to selling or disposing of businesses or assets) to obtain the requisite antitrust approval, (ii) for each of the parties to call and hold a stockholders’ meeting and recommend adoption of the Merger Agreement (subject, in the case of the Company, to the right to change its recommendation under certain circumstances) and (iii) for the Company not to solicit alternative transactions.

The Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Merger Agreement due to a change in the recommendation of the board of directors of the Company or the Special Committee in connection with a “Superior Proposal” or due to the acceptance by the Company of a “Superior Proposal,” the Company will be required to pay to Silgan a cash termination fee of $39.5 million and (ii) upon the termination of the Merger Agreement by the Company due to a breach by Silgan of its obligation to recommend that its stockholders adopt the Merger Agreement, Silgan will be required to pay to the Company a cash termination fee of $39.5 million.

At the closing of the Merger, the surviving corporation is required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to contractual change in control provisions in the Company’s ITRs. This cash payment amount is based on certain assumptions as provided for within the agreements, including the assumed exchange of the remaining 4,496,440 limited partnership units of Holdings held by the Graham Family (see Note 15). These agreements were entered into in connection with the IPO. The resulting cash payment amount reflects certain assumptions including the impact on the ITRs payments resulting from the exchange of all remaining limited partnership units held by the Graham Family. Upon the making of these payments, these ITRs will terminate. In addition, the Company is also required to terminate at the closing of the Merger certain agreements including the Agreement and Plan of Recapitalization, Redemption and Purchase, dated December 18, 1997, among affiliates of the Company and the Graham Family, and the Sixth Amended and Restated Agreement of Limited Partnership of Holdings, dated as of February 4, 2010, and the Company is required to use its reasonable best efforts to terminate the Registration Rights Agreement, dated as of February 10, 2010, among affiliates of the Company, the Graham Family and Blackstone, and the other parties thereto. Entities affiliated with the Graham Family have entered into an agreement with the Company in which these entities have agreed that the foregoing agreements will be terminated at the closing of the Merger. These entities have also agreed to vote any shares of the Company’s common stock that they own in favor of the adoption of the Merger Agreement.

Graham Packaging Stockholder Voting Agreement

In connection with the execution of the Merger Agreement, Blackstone Capital Partners III Merchant Banking Fund L.P. and certain of its affiliates (the “Graham Packaging Stockholders”), owners of approximately 61.3% of the outstanding shares of common stock of the Company, entered into a Voting Agreement, dated as of April 12, 2011 (the “Graham Packaging Stockholder Voting Agreement”), with Silgan, pursuant to which, among other things, the Graham Packaging Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Graham Packaging Stockholders entered into the Graham Packaging Stockholder Voting Agreement solely in their capacity as stockholders of the Company.

The Graham Packaging Stockholder Voting Agreement will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by the Company’s board of

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued

directors (or the Special Committee) of its recommendation that stockholders of the Company adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that (i) reduces the value or changes the form of consideration payable to holders of the Company’s common stock in the Merger or (ii) is otherwise adverse to the Company’s stockholders in any material respect and (e) January 20, 2012.

Silgan Stockholder Voting Agreements

In connection with the execution of the Merger Agreement, R. Philip Silver, co-founder and director of Silgan, and certain of his related entities, owners of approximately 16.2% of the outstanding shares of common stock of Silgan, and D. Greg Horrigan, co-founder and director of Silgan, and certain of his related entities, owners of approximately 12.6% of the outstanding shares of common stock of Silgan (collectively, the “Silgan Stockholders”), each entered into a Voting Agreement, dated as of April 12, 2011 (collectively, the “Silgan Stockholder Voting Agreements”), with the Company, pursuant to which, among other things, the Silgan Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Silgan Stockholders entered into the Silgan Stockholder Voting Agreements solely in their capacity as stockholders of Silgan, and not in their capacity as directors or officers of Silgan.

The Silgan Stockholder Voting Agreements will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by the Company’s board of directors (or the Special Committee) of its recommendation that stockholders of the Company adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that is adverse to the Silgan Stockholders in any material respect and (e) January 20, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. Certain statements regarding our proposed merger with Silgan Holdings Inc. (“Silgan”) and the expected benefits from such merger, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical fact, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our and Silgan’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our and Silgan’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including, without limitiation, the expected closing date of the transaction; the possibility that the expected synergies and value creation from the proposed merger will not be realized, or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; disruption from the merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we and Silgan do business; the possiblitity that the merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions; the risk that a regulatory approval may be obtained subject to conditions; the risk that financing for the transaction may not be available on favorable terms; and Silgan’s and our ability to accurately predict future market conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Company Inc. (“GPC”) for the fiscal year ended December 31, 2010. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Report on Form 10-Q in the context of these risks and uncertainties.

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

As of March 31, 2011, we operated a network of 97 manufacturing facilities throughout North America, Europe, South America and Asia. We are organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

As of March 31, 2011, we operated 31 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, China, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of three new plants in Brazil, one new plant in Mexico and one new plant in China.

For the three months ended March 31, 2011 and 2010, 64.3% and 70.3% of our net sales, respectively, were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. No customer had sales exceeding 10% of total sales for the three months ended March 31, 2011 and 2010.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended March 31,
	2011	2010
PET	$1.02	$0.80
HDPE	$0.88	$0.83

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

Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing, in accordance with our agreements with these customers and industry practice. A sustained increase in resin prices relative to other packaging materials, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers. The timing of the Liquid Entities’ (as defined herein) pass-through arrangements has resulted in their being slightly more exposed to fluctuations in resin prices than we have historically been. These provisions will continue to be in effect until we renegotiate those customer contracts.

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

The Liquid Acquisition represents a strategically important acquisition for us as it expanded our customer reach within our existing food and consumer products end markets while providing us with additional technological capabilities and an expansion of our geographical reach. The Liquid Acquisition significantly increased the size and scope of our operations, particularly in the food product category, and provides us with considerable opportunities to convert new products to plastic containers. The Liquid Entities have been a leader in custom blow molded plastic containers used in cold-fill applications and have new hot-fill technologies, which complement our technologies, and which we believe can help drive new conversions. The Liquid Entities have a similar financial profile to ours, as they use technology to serve their customer base with innovative and cost effective packaging solutions. We believe the combined purchasing power can yield savings in freight, energy, outside services, leased equipment and miscellaneous raw materials such as packaging, pallets, shrink wrap and spare parts. Additionally, we have eliminated overlapping corporate functions and expenses.

On July 1, 2010, we acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $15 million, subject to certain adjustments. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers.

The results of operations for the three months ended March 31, 2011, include the results of operations of the Liquid Entities and China Roots. As a result, the results of operations for the three months ended March 31, 2011, are not fully comparable to the results of operations for the three months ended March 31, 2010, which do not include the results of operations of the Liquid Entities and China Roots. Net sales of the Liquid Entities and China Roots included in our consolidated results of operations totaled $98.6 million and $5.3 million, respectively, for the three months ended March 31, 2011.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2011		2010
	(Dollars in millions)
North America	$663.4	87.7%	$504.9	86.2%
Europe	59.0	7.8	58.3	10.0
South America	28.6	3.8	22.4	3.8
Asia	5.5	0.7	—	—

Total Net Sales	$756.5	100.0%	$585.6	100.0%

	Three Months Ended March 31,
	2011		2010
	(Dollars in millions)
Food and Beverage	$487.8	64.5%	$361.9	61.8%
Household	138.4	18.3	106.9	18.3
Personal Care/Specialty	41.5	5.5	41.6	7.1
Automotive Lubricants	88.8	11.7	75.2	12.8

Total Net Sales	$756.5	100.0%	$585.6	100.0%

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
	(Dollars in millions)
Net sales	$756.5	$585.6	$170.9	29.2%
Cost of goods sold	641.4	483.3	158.1	32.7

Gross profit (1)	115.1	102.3	12.8	12.5

% of net sales (2)	15.2%	17.5%
Selling, general and administrative expenses (1)	39.5	67.5	(28.0)	(41.5)
% of net sales (2)	5.2%	11.5%
Asset impairment charges	1.1	2.2	(1.1)	(50.0)
Net loss on disposal of property, plant and equipment	0.7	0.2	0.5	>100.0

Operating income	73.8	32.4	41.4	>100.0
% of net sales (2)	9.8%	5.5%
Interest expense	52.9	45.4	7.5	16.5
Interest income	(0.2)	(0.1)	(0.1)	(100.0)
Net loss on debt extinguishment	—	2.7	(2.7)	(100.0)
Increase in income tax receivable obligations	4.6	1.3	3.3	>100.0
Other (income) expense, net	(0.6)	2.9	(3.5)	>(100.0)
Income tax provision	9.0	4.7	4.3	91.5

Net income (loss)	8.1	(24.5)	32.6	>100.0
Net income (loss) attributable to noncontrolling interests	1.0	(2.3)	3.3	>100.0

Net income (loss) attributable to our stockholders	$7.1	$(22.2)	$29.3	>100.0%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.80 to $1.02 and the average market price per pound of HDPE in the U.S. increased from $0.83 to $0.88.

Net sales for the Liquid Entities and China Roots contributed $98.6 million and $5.3 million, respectively, to the increase. Excluding the Liquid Entities and China Roots, higher unit volume increased net sales by approximately $34.3 million and the favorable impact of exchange rates increased net sales by $3.7 million. The remaining $29.0 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 12.5%.

On an operating segment basis, net sales for the three months ended March 31, 2011, in North America increased $158.5 million, or 31.4%, from the three months ended March 31, 2010. Excluding the Liquid Entities, higher unit volume increased net sales by approximately $33.1 million and the favorable impact of exchange rates increased net sales by $2.8 million. The remaining $122.6 million increase was largely driven by the net sales of the Liquid Entities of $98.6 million and higher resin costs, partially offset by net price reductions. North American net sales in the food and beverage, household and automotive lubricants product categories contributed $120.4 million, $29.0 million and $9.5 million, respectively, to the increase, while the personal care/specialty product category decreased by $0.4 million. Container units sold in North America increased in the food and beverage and household product categories by 22.0% and 26.8%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 10.5% and 1.9%, respectively.

Net sales for the three months ended March 31, 2011, in Europe increased $0.7 million, or 1.2%, from the three months ended March 31, 2010. The increase in net sales was primarily due to higher resin costs, partially offset by the unfavorable impact of exchange rates of $0.6 million and lower unit volume.

Net sales for the three months ended March 31, 2011, in South America increased $6.2 million, or 27.7%, from the three months ended March 31, 2010. The increase in net sales was primarily due to higher unit volumes, higher resin costs, price increases and the favorable impact of exchange rates of $1.5 million.

Net sales for the three months ended March 31, 2011, in our Asian operations were $5.5 million. We began accounting for our new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots.

Gross Profit. Gross profit for the three months ended March 31, 2011, increased in North America by $15.7 million, decreased in Europe by $0.2 million, decreased in South America by $3.1 million and increased in Asia by $0.4 million, when compared to the three months ended March 31, 2010. The increase was primarily due to the acquisitions of the Liquid Entities and China Roots. The remaining increase was due to increased unit volume in the legacy business and productivity improvements, offset by net price reductions. The gross profit percentage decreased, in part, as the higher resin costs, which are passed on to customers, inflate sales and thus decrease the gross profit percentage. The decrease was also due to the additional depreciation and amortization on the step-up on the assets of the 2010 acquisitions.

Selling, General and Administrative Expenses. The decrease was primarily due to a one-time fee for the three months ended March 31, 2010, of $35.0 million to affiliates of Blackstone and the Graham Family to terminate the Monitoring Agreement, bonuses paid in connection with our initial public offering (“IPO”) of $3.5 million for the three months ended March 31, 2010, and other IPO-related costs of $0.5 million for the three months ended March 31, 2010. These decreases were offset by additional amortization expense on the intangible assets received in conjunction with the 2010 acquisitions of $2.4 million, other additional selling, general and administrative expenses of the 2010 acquisitions, an increase in expenses related to the integration of the Liquid Entities and expenses for other acquisition-related transactions.

Asset Impairment Charges. We continually review our assets for indicators of possible impairment. In the three months ended March 31, 2011, we identified indicators of possible impairment of certain assets in France, Mexico, Poland, Spain and the United States, and in the three months ended March 31, 2010, we identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense. The increase was primarily due to higher average debt levels resulting from the additional borrowings to finance the Liquid Acquisition and an increase in the effective interest rate on a portion of our term loans that were extended in conjunction with these additional borrowings, partially offset by the discontinuance of hedge accounting for our interest rate swap and collar agreements of $4.4 million.

Net Loss on Debt Extinguishment. We made principal payments against our senior secured credit agreement (the “Credit Agreement”) of $114.2 million in February 2010 using the net proceeds from the IPO and of $14.7 million in March 2010 using the net proceeds from the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010. These principal payments resulted in a write-off of unamortized debt issuance fees and unamortized discount in 2010 in the amount of $2.7 million. No similar payments were made in the three months ended March 31, 2011.

Increase in Income Tax Receivable Obligations. We recognized $4.6 million and $1.3 million of expense related to the increase in the deferred tax assets subject to the Income Tax Receivable Agreements (“ITRs”) for the three months ended March 31, 2011 and 2010, respectively. The amount for 2010 reflects the increase in net recognized deferred tax assets subject to the ITRs from February 10, 2010, the date the ITRs became effective, through March 31, 2010. See “—Income Tax Receivable Agreements” for a more detailed description of the ITRs.

Other (Income) Expense, Net. Other (income) expense, net predominantly included net foreign exchange gains and losses for the three months ended March 31, 2011 and 2010. Other expense, net for the three months ended March 31, 2010, included a loss of $2.7 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Income Tax Provision. We released a significant portion of our valuation allowances related to deferred tax assets of various U.S. subsidiaries in 2010. Therefore, there was no valuation allowance release to offset income tax expense on current earnings for the three months ended March 31, 2011, causing an increase in income tax expense over the three months ended March 31, 2010. Additionally, the income tax provision increased due to improved profitability in several of our foreign taxpaying subsidiaries.

Net Income (Loss) Attributable to Noncontrolling Interests. We allocate earnings and losses of Graham Packaging Holdings Company (“Holdings”) to the noncontrolling interests based on the noncontrolling interests’ relative unit ownership percentage.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $5.1 million and $2.2 million outstanding as of March 31, 2011, and December 31, 2010, respectively. Included in other (income) expense, net were foreign exchange gains of $0.6 million and foreign exchange losses of $2.9 million, including a loss of $2.7 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, for the three months ended March 31, 2011 and 2010, respectively. Net sales for our Venezuelan subsidiary were $2.0 million for the three months ended March 31, 2011.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of equity (deficit) under the caption “accumulated other comprehensive income (loss).” Exchange rate fluctuations increased comprehensive income by $15.3 million and increased comprehensive loss by $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Derivatives

During the first quarter of 2009, we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of our interest rate collar agreements. We had therefore discontinued hedge accounting for our interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of that date was being recognized as interest expense over the period in which the previously hedged activity continued to occur. Changes in the fair value of the interest rate collar and swap agreements from that date were also being recognized as interest expense. As a result of the refinancing of the Credit Agreement that enabled us to purchase the Liquid Entities on September 23, 2010, we wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

At March 31, 2011, and December 31, 2010, we had foreign currency exchange contracts outstanding for the purchase of pound sterling and euros in an aggregate amount of $5.1 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

Liquidity and Capital Resources

In the three months ended March 31, 2011, we generated $55.1 million of cash flow from operations and $5.3 million of proceeds from the issuance of ownership interests, and funded $38.2 million of investing activities and $4.7 million of other financing activities, resulting in a net source of cash of $19.0 million. The cash generated from operating activities came primarily from our net income adjusted for non-cash items, partially offset by an increase in working capital.

The increase in working capital, excluding cash and the current portion of long-term debt, was primarily due to an increase in accounts receivable, due primarily to higher resin costs and higher sales, partially offset by an increase in accounts payable, due primarily to higher resin costs, and an increase in accrued interest.

Cash paid for property, plant and equipment for the three months ended March 31, 2011, was $38.2 million. Our largest capital spending in the first three months of 2011 included the installation of a new bottle line for a large beverage customer in Mexico, machinery and equipment relocation and new tooling for a large food customer in Mexico, and the installation of a new bottle line for a large food customer in Japan.

Cash used in financing activities for the three months ended March 31, 2011, included the paydown of the Term Loans (as defined herein) of $4.9 million.

As of March 31, 2011, our Credit Agreement, as amended, consisted of a senior secured term loan of $1,018.0 million ($1,030.3 million aggregate outstanding principal amount less $12.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $912.6 million ($908.4 million aggregate outstanding principal amount plus $4.2 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company, and a $124.8 million senior secured revolving credit facility (the “Revolver”) that will expire on October 1, 2013, and with availability of $110.0 million (as reduced by $14.8 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of our 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of our 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $14.7 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured net debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter. As of March 31, 2011, we were in compliance with all covenants in the Credit Agreement.

We expect to fund scheduled debt repayments in 2011 with cash flow from operations. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

As of March 31, 2011, and December 31, 2010, we had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”) co-issued by the Operating Company and

CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

As of March 31, 2011, our total indebtedness was $2,829.2 million, net of $10.8 million unamortized net discount, and our indebtedness net of cash was $2,657.2 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. As of March 31, 2011, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

The Credit Agreement defines covenant compliance EBITDA as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), generated by Holdings, further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Adjusted EBITDA is defined as covenant compliance EBITDA, less project startup costs and certain other administrative expenses. Further, adjusted EBITDA is one of several measures we use to determine management incentive compensation. Covenant compliance EBITDA and adjusted EBITDA are not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA and adjusted EBITDA amounts in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures, as well as information as to how management is compensated. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to covenant compliance EBITDA and adjusted EBITDA is as follows:

Reconciliation of net income (loss) to EBITDA:

	Three Months Ended March 31,		Four Quarters Ended March 31,
	2011	2010	2011
	(In millions)
Net income (loss)	$8.1	$(24.5)	$94.4
Interest income	(0.2)	(0.1)	(0.7)
Interest expense	52.9	45.4	193.1
Income tax provision (benefit)	9.0	4.7	(46.4)
Depreciation and amortization	53.1	38.6	185.5

EBITDA	$122.9	$64.1	$425.9

Reconciliation of EBITDA to covenant compliance EBITDA:

	Three Months Ended March 31,		Four Quarters Ended March 31,
	2011	2010	2011
	(In millions)
EBITDA	$122.9	$64.1	$425.9
Asset impairment charges	1.1	2.2	8.5
Increase in income tax receivable obligations	4.6	1.3	8.2
Other non-cash charges (a)	0.9	0.6	5.3
Fees related to monitoring agreements (b)	0.3	0.7	1.0
Net loss on debt extinguishment	—	2.7	28.5
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	—	—	7.0
Contract termination fee and IPO-related expenses (c)	—	39.0	0.6
Acquisition and integration expenses (d)	2.1	0.2	22.2
Transaction-related costs	1.2	—	1.2
Venezuelan hyper-inflationary accounting	(0.1)	2.7	(0.5)
Reorganization and other costs (e)	2.2	2.1	16.1

Adjusted EBITDA (f)	135.2	115.6	524.0
Project startup costs (g)	2.4	2.3	11.7
Other administrative expenses (h)	0.5	—	1.1

Covenant compliance EBITDA	$138.1	$117.9	$536.8

(a)	Represents the net loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C., through the date of the IPO, and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement of Holdings, the Monitoring Agreement and the Sixth Amended and Restated Limited Partnership Agreement of Holdings.
(c)	Represents costs related to the termination of the Monitoring Agreement, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to the acquisition and integration of the Liquid Entities, China Roots and other entities.
(e)	Represents costs recorded in the second half of 2010 related to a settlement to OnTech Operations, Inc. for claims against us, plant closures, employee severance and other costs defined in the Credit Agreement.
(f)	We use adjusted EBITDA as one factor in the setting of incentive compensation.
(g)	Represents costs associated with startups of manufacturing lines to produce new products.
(h)	Represents administrative expenses specific to GPC which are excluded from the computation of covenant compliance EBITDA.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured net debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended March 31, 2011, the Operating Company’s covenant compliance EBITDA was $536.8 million and the senior secured net debt to covenant compliance EBITDA ratio was 3.3x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement. Given the level of senior secured debt as of March 31,

2011, the Operating Company’s covenant compliance EBITDA could have fallen by $211.4 million to $325.4 million for the four quarters ended March 31, 2011, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.7x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement, for the four quarters ended March 31, 2011.

We utilize adjusted EBITDA and free cash flow (as defined herein) as important internal metrics in managing our business. We consider adjusted EBITDA an operating metric and free cash flow a liquidity metric. Among other things, these metrics are used to determine incentive compensation. Adjusted EBITDA and free cash flow are not intended to represent, and should not be considered more meaningful than, or as an alternative to, net income (loss) and net cash provided by operating activities, respectively, in both cases as calculated in accordance with generally accepted accounting principles.

We define free cash flow as cash flow from operations, less cash paid for property, plant and equipment, and further adjusted for certain non-recurring items, as follows:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Net cash provided by operating activities	$55.1	$16.6
Cash paid for property, plant and equipment	(38.2)	(37.7)
Acquisition and integration expenses	4.9	—
Contract termination fee and IPO-related expenses	—	39.0

Free cash flow	$21.8	$17.9

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

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone through shares of our common stock, such as the contemplated merger of us with and into Silgan (as further described in “—Subsequent Events”), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under our other debt instruments. If we were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the Credit Agreement and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. Upon closing of the Merger (as defined herein), the surviving corporation is expected to make a change of control offer for the Notes. The source of funds for any such purchase of the Notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control. Further, we will be contractually restricted under the terms of our senior secured credit facilities and indentures from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the Notes unless we are able to refinance or obtain waivers under our senior secured credit facilities and the indentures. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

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

Income Tax Receivable Agreements

In connection with the IPO, GPC entered into ITRs which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family in an amount equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further described in the ITRs) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and current and future exchanges of limited partnership units by the Graham Family pursuant to the Exchange Agreement, and (iii) other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. As of March 31, 2011, the value of the ITRs obligations was $16.0 million.

At the closing of the Merger (as defined herein), the surviving corporation will be required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to change in control provisions in the ITRs.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At March 31, 2011, and December 31, 2010, we had sold $17.4 million and $18.4 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

Subsequent Events

Merger Agreement

On April 12, 2011, we and Silgan entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of both parties (and recommended by a special committee of our independent directors (the “Special Committee”)), we will merge with and into Silgan, with Silgan continuing as the surviving corporation (the “Merger”).

As a result of the Merger, each outstanding share of our common stock, other than shares owned by Silgan or us (which will be cancelled) and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive a combination of (i) 0.402 shares of common stock of Silgan and (ii) $4.75 in cash, without interest.

The consummation of the Merger is subject to the adoption of the Merger Agreement by both parties’ stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain foreign antitrust approvals and other customary closing conditions. In addition, immediately prior to the effective time of the Merger, Holdings will be merged with and into GPC.

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated, including by taking actions necessary (including with respect to selling or disposing of businesses or assets) to obtain the requisite antitrust approval, (ii) for each of the parties to call and hold a stockholders’ meeting and recommend adoption of the Merger Agreement (subject, in our case, to the right to change our recommendation under certain circumstances) and (iii) for us not to solicit alternative transactions.

The Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Merger Agreement due to a change in the recommendation of our board of directors or the Special Committee in connection with a “Superior Proposal” or due to the acceptance by us of a “Superior Proposal,” we will be required to pay to Silgan a cash termination fee of $39.5 million and (ii) upon the termination of the Merger Agreement by us due to a breach by Silgan of its obligation to recommend that its stockholders adopt the Merger Agreement, Silgan will be required to pay us a cash termination fee of $39.5 million.

At the closing of the Merger, the surviving corporation is required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to contractual change in control provisions in GPC’s ITRs. This cash payment amount is based on certain assumptions as provided for within the agreements, including the assumed exchange of the remaining 4,496,440 limited partnership units of Holdings held by the Graham Family (see Note 15 of the Notes to Condensed Consolidated Financial Statements (Unaudited)). These agreements were entered into in connection with our IPO. The resulting cash payment amount reflects certain assumptions including the impact on the ITRs payments resulting from the exchange of all remaining limited partnership units held by the Graham Family. Upon the making of these payments, these ITRs will terminate. In addition, we will also be required to terminate at the closing of the Merger certain agreements including the Agreement and Plan of Recapitalization, Redemption and Purchase, dated December 18, 1997, among our affiliates and the Graham Family, and the Sixth Amended and Restated Agreement of Limited Partnership of Holdings, dated as of February 4, 2010, and we are required to use our reasonable best efforts to terminate the Registration Rights Agreement, dated as of February 10, 2010, among our affiliates, the Graham Family and Blackstone, and the other parties thereto. Entities affiliated with the Graham Family have entered into an agreement with us in which these entities have agreed that the foregoing agreements will be terminated at the closing of the Merger. These entities have also agreed to vote any shares of our common stock that they own in favor of the adoption of the Merger Agreement.

Graham Packaging Stockholder Voting Agreement

In connection with the execution of the Merger Agreement, Blackstone Capital Partners III Merchant Banking Fund L.P. and certain of its affiliates (the “Graham Packaging Stockholders”), owners of approximately 61.3% of the outstanding shares of our common stock, entered into a Voting Agreement, dated as of April 12, 2011 (the “Graham Packaging Stockholder Voting Agreement”), with Silgan, pursuant to which, among other things, the Graham Packaging Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Graham Packaging Stockholders entered into the Graham Packaging Stockholder Voting Agreement solely in their capacity as our stockholders.

The Graham Packaging Stockholder Voting Agreement will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by our board of directors (or the Special Committee) of its recommendation that our stockholders adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that (i) reduces the value or changes the form of consideration payable to holders of our common stock in the Merger or (ii) is otherwise adverse to our stockholders in any material respect and (e) January 20, 2012.

Silgan Stockholder Voting Agreements

In connection with the execution of the Merger Agreement, R. Philip Silver, co-founder and director of Silgan, and certain of his related entities, owners of approximately 16.2% of the outstanding shares of common stock of Silgan, and D. Greg Horrigan, co-founder and director of Silgan, and certain of his related entities, owners of approximately 12.6% of the outstanding shares of common stock of Silgan (collectively, the “Silgan Stockholders”), each entered into a Voting Agreement, dated as of April 12, 2011 (collectively, the “Silgan Stockholder Voting Agreements”), with us, pursuant to which, among other things, the Silgan Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Silgan Stockholders entered into the Silgan Stockholder Voting Agreements solely in their capacity as stockholders of Silgan, and not in their capacity as directors or officers of Silgan.

The Silgan Stockholder Voting Agreements will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by our board of directors (or the Special Committee) of its recommendation that our stockholders adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that is adverse to the Silgan Stockholders in any material respect and (e) January 20, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2010.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,946.2 million (net of $8.1 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,972.3 million and $1,977.1 million at March 31, 2011, and December 31, 2010, respectively. Our fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $883.0 million (net of $2.7 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $931.6 million and $915.1 million at March 31, 2011, and December 31, 2010, respectively.

Based on the outstanding amount of our variable-rate indebtedness at March 31, 2011, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $0.2 million, excluding the impact of our interest rate swap agreements at March 31, 2011.

Derivatives

The following table presents information for our interest rate swap agreements and foreign currency exchange contracts. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	March 31, 2011	December 31, 2010
	(In thousands)
Interest rate swap agreements:
Notional amount	$350,000	$350,000
Fair value – liability	(4,611)	(7,813)
Foreign currency exchange contracts:
Notional amount	5,055	2,222
Fair value – asset (liability)	98	(9)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

On September 23, 2010, we completed the acquisition of the Liquid Entities. We are in the process of incorporating the Liquid Entities’ internal controls into our control structure. We consider the ongoing integration of the Liquid Entities a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 16 of the Notes to Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed.

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

Dated: May 2, 2011

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

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 12, 2011, between Graham Packaging Company Inc. and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

2.2	Agreement and Plan of Merger, dated as of April 12, 2011, among Graham Packaging Company Inc., Graham Packaging Holdings Company and BCP/Graham Holdings L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on April 15, 2011 (File No. 333-53603-03)).

3.1	Restated Certificate of Incorporation of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

3.2	Amended and Restated By-Laws of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Voting Agreement, dated as of April 12, 2011, between Blackstone Capital Partners III Merchant Banking Fund L.P., certain of its affiliates and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.2	Voting Agreement, dated as of April 12, 2011, between R. Philip Silver, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.3	Voting Agreement, dated as of April 12, 2011, between D. Greg Horrigan, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

31.1	Certification required by Rule 15d-14(a).

31.2	Certification required by Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.