Form 10-Q
period 2011-06-30
Graham Packaging Co Inc.
filed 2011-08-12
CIK 1478085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2011, the registrant had outstanding 67,754,824 shares of common stock, par value $0.01 per share.

GRAHAM PACKAGING COMPANY INC.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$162,059	$152,964
Accounts receivable, net	315,769	216,368
Inventories	272,330	247,166
Deferred income taxes	30,796	14,616
Prepaid expenses and other current assets	40,545	42,363

Total current assets	821,499	673,477
Property, plant and equipment, net	1,207,593	1,203,142
Intangible assets, net	186,639	195,780
Goodwill	658,255	643,064
Other non-current assets	73,549	91,364

Total assets	$2,947,535	$2,806,827

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$31,599	$34,007
Accounts payable	245,257	142,585
Accrued expenses and other current liabilities	205,897	196,432
Deferred revenue	40,294	32,471

Total current liabilities	523,047	405,495
Long-term debt	2,790,984	2,798,824
Deferred income taxes	41,214	32,428
Other non-current liabilities	113,140	100,804
Commitments and contingent liabilities (see Notes 15 and 16)
Equity (deficit):
Graham Packaging Company Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, shares issued and outstanding 67,754,824 and 63,311,512	678	633
Additional paid-in capital	466,373	459,422
Retained earnings (deficit)	(992,662)	(977,318)
Notes and interest receivable for ownership interests	(5,037)	(4,838)
Accumulated other comprehensive income (loss)	188	(22,508)

Graham Packaging Company Inc. stockholders’ equity (deficit)	(530,460)	(544,609)
Noncontrolling interests	9,610	13,885

Equity (deficit)	(520,850)	(530,724)

Total liabilities and equity (deficit)	$2,947,535	$2,806,827

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Net sales	$821,238	$652,832	$1,577,735	$1,238,408
Cost of goods sold	696,896	532,234	1,338,307	1,015,492

Gross profit	124,342	120,598	239,428	222,916
Selling, general and administrative expenses	74,738	28,414	114,238	95,941
Asset impairment charges	1,369	554	2,478	2,792
Net (gain) loss on disposal of property, plant and equipment	(795)	826	(95)	1,053

Operating income	49,030	90,804	122,807	123,130
Interest expense	53,261	41,891	106,190	87,275
Interest income	(471)	(178)	(664)	(298)
Net loss on debt extinguishment	—	—	—	2,664
Increase in income tax receivable obligations	7,993	3,600	12,567	4,900
Other expense (income), net	211	349	(424)	3,212

(Loss) income before income taxes	(11,964)	45,142	5,138	25,377
Income tax provision	14,640	7,342	23,644	12,088

Net (loss) income	(26,604)	37,800	(18,506)	13,289
Net income attributable to noncontrolling interests	1,835	4,264	2,849	1,974

Net (loss) income attributable to Graham Packaging Company Inc. stockholders	$(28,439)	$33,536	$(21,355)	$11,315

Earnings per share:
Net (loss) income attributable to Graham Packaging Company Inc. stockholders per share:
Basic	$(0.43)	$0.54	$(0.32)	$0.20
Diluted	$(0.43)	$0.53	$(0.32)	$0.19
Weighted average shares outstanding:
Basic	66,457,589	62,555,962	65,873,577	57,780,042
Diluted	66,457,589	62,555,962	65,873,577	57,780,042

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net (loss) income	$(26,604)	$37,800	$(18,506)	$13,289

Other comprehensive income (loss):
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all periods presented)	252	—	386	—
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all periods presented)	—	2,018	—	4,107
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of tax provisions of $65 and $130 for the three and six months ended June 30, 2011, respectively, and $9 and $19 for the three and six months ended June 30, 2010, respectively)	396	516	726	859
Foreign currency translation adjustments (net of tax provisions of $2,354 and $2,358 for the three and six months ended June 30, 2011, respectively, and $77 for each of the three and six months ended June 30, 2010)	5,248	(22,850)	20,548	(24,537)

Total other comprehensive income (loss)	5,896	(20,316)	21,660	(19,571)

Comprehensive (loss) income	(20,708)	17,484	3,154	(6,282)
Comprehensive income attributable to noncontrolling interests	2,156	2,406	4,243	206

Comprehensive (loss) income attributable to Graham Packaging Company Inc. stockholders	$(22,864)	$15,078	$(1,089)	$(6,488)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Operating activities:
Net (loss) income	$(18,506)	$13,289
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	104,723	77,645
Amortization of debt issuance fees	2,636	3,184
Accretion of senior unsecured notes	236	238
Net loss on debt extinguishment	—	2,664
Net (gain) loss on disposal of property, plant and equipment	(95)	1,053
Pension expense	1,500	1,577
Asset impairment charges	2,478	2,792
Unrealized (gain) loss on termination of cash flow hedge accounting	(6,502)	359
Stock compensation expense	498	656
Equity income from unconsolidated subsidiaries	(34)	(40)
Deferred tax provision	14,231	7,263
Increase in income tax receivable obligations	12,567	4,900
Foreign currency transaction (gain) loss	(300)	507
Interest receivable on loans to owners	(199)	(151)
Changes in operating assets and liabilities:
Accounts receivable	(95,345)	(47,419)
Inventories	(22,212)	2,397
Prepaid expenses and other current assets	2,998	20,490
Other non-current assets	(12,434)	(4,769)
Accounts payable and accrued expenses	108,536	15,015
Pension contributions	(2,468)	(2,916)
Other non-current liabilities	(270)	468

Net cash provided by operating activities	92,038	99,202

Investing activities:
Cash paid for property, plant and equipment	(80,580)	(75,937)
Proceeds from sale of property, plant and equipment	2,004	255
Cash paid for sale of business	(61)	—

Net cash used in investing activities	(78,637)	(75,682)

Financing activities:
Proceeds from issuance of long-term debt	27,072	42,518
Payment of long-term debt	(38,899)	(240,478)
Debt issuance fees	(462)	(648)
Proceeds from the issuance of common stock, net of underwriting discount of $11.3 million	—	171,055
Payment of other expenses for the issuance of common stock	—	(5,419)
Proceeds from issuance of ownership interests	6,421	—

Net cash used in financing activities	(5,868)	(32,972)

Effect of exchange rate changes on cash and cash equivalents	1,562	(2,244)

Increase (decrease) in cash and cash equivalents	9,095	(11,696)
Cash and cash equivalents at beginning of period	152,964	147,808

Cash and cash equivalents at end of period	$162,059	$136,112

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$99,953	$74,401
Cash paid for income taxes (net of refunds)	8,349	9,686
Non-cash investing and financing activities:
Accruals for purchases of property, plant and equipment	18,621	6,051
Accruals for debt issuance fees	1	136
Accruals related to acquisitions	676	—
Accruals for fees related to the initial public offering	—	250

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Company Inc. (“GPC”), a Delaware corporation (formerly known as BMP/Graham Holdings Corporation), have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by GPC are referred to collectively with GPC as the “Company.” Graham Packaging Holdings Company, a subsidiary which is 96.2% owned by GPC and for which GPC holds 100% of the general partnership interest, is referred to as “Holdings.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2010, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company is evaluating the impact that the adoption of ASU 2011-04 will have on its financial statements, but does not expect that the adoption will have a material impact.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact that the adoption of ASU 2011-05 will have on its financial statements, but does not expect that the adoption will have a material impact.

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

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities, including a final valuation of property, plant and equipment, intangible assets and the impact on taxes of any adjustments to such valuations, all necessary to account for the acquisition in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair values. The initial allocated fair value of assets acquired and liabilities assumed, and subsequent adjustments, are summarized as follows (in thousands):

	As Originally Presented	Cumulative Adjustments	Adjusted Balance
Cash	$1,184	$—	$1,184
Accounts receivable	36,858	(144)	36,714
Inventories	35,029	136	35,165
Prepaid expenses and other current assets	1,247	40	1,287

Total current assets	74,318	32	74,350
Property, plant and equipment	193,186	(11,303)	181,883
Intangible assets	156,500	(600)	155,900
Goodwill	201,437	14,140	215,577

Total assets acquired	625,441	2,269	627,710
Less liabilities assumed	61,140	2,269	63,409

Net cost of acquisition	$564,301	$—	$564,301

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The adjustments set forth above include an adjustment to goodwill of approximately $6.5 million and $12.1 million for the three and six months ended June 30, 2011, respectively, related primarily to adjustments to fixed assets and the recognition of deferred revenue. The adjustments for the three and six months ended June 30, 2011, and in the aggregate since the acquisition, did not materially impact previously reported results of operations or cash flows. As a result, prior period financial statements have not been retrospectively adjusted.

The allocation set forth above is based on management’s estimate of the fair values using valuation techniques including the income, cost and market approaches. The amount allocated to intangible assets represents the estimated fair values of technologies of $58.2 million, customer relationships of $89.7 million, trade names of $5.0 million and non-compete agreement of $3.0 million. These intangible assets are being amortized on a straight-line basis over weighted-average estimated remaining lives of 11 years, 14 years, 3 years and 2 years for technologies, customer relationships, trade names and non-compete agreement, respectively, reflecting the expected future benefit periods of these intangible assets. Goodwill of $280.3 million is expected to be deductible for tax purposes. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 20 years. The initial purchase price allocations set forth above are based on all information available to the Company at the present time and are subject to change due to additional working capital adjustments and finalization of fair value calculations, and such changes could be material. The goodwill for the Liquid Entities is disclosed within the North American segment in Note 17.

The purchase agreement related to the Liquid Entities contains a stated purchase price of $568.0 million, plus cash on hand, minus certain indebtedness, resulting in a payment by the Company of $564.3 million on September 23, 2010, subject to a potential working capital adjustment. Included in this amount was a payment of $208.2 million to satisfy existing indebtedness of the Liquid Entities, including accrued interest, then outstanding. The Company and the sellers are in the process of finalizing the working capital adjustment and this adjustment could be material.

During the six months ended June 30, 2011, the Company incurred legal, professional and advisory costs directly related to the acquisition totaling $0.3 million. All such costs are included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the six months ended June 30, 2011. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $13.8 million and are reflected in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2011.

Net sales of the Liquid Entities included in the Company’s consolidated results of operations totaled $201.2 million for the six months ended June 30, 2011.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at January 1, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

	(In millions, except per share data)
Net sales	$752	$1,429
Net income attributable to Graham Packaging Company Inc. stockholders	$26	$14
Basic net income attributable to Graham Packaging Company Inc. stockholders per share	$0.42	$0.23

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step-up in the basis of fixed assets and intangible assets, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at January 1, 2010, or of future results of operations of the entity.

3. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $1.8 million and $1.7 million as of June 30, 2011, and December 31, 2010. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4. Concentration of Credit Risk

For the six months ended June 30, 2011 and 2010, 64.1% and 72.2% of the Company’s net sales, respectively, were generated by its top twenty customers. No customer had sales exceeding 10% of total sales for the six months ended June 30, 2011. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 10.2% of total sales for the six months ended June 30, 2010. All of these sales were made in North America.

The Company had $220.1 million and $112.3 million of accounts receivable from its top twenty customers as of June 30, 2011, and December 31, 2010, respectively.

5. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Finished goods	$182,226	$162,136
Raw materials	90,104	85,030

Total	$272,330	$247,166

6. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives	June 30, 2011	December 31, 2010
	(in years)	(In thousands)
Land		$53,246	$52,651
Buildings and improvements	7-31.5	285,035	280,222
Machinery and equipment (1)	2-15	1,514,896	1,463,614
Molds and tooling	3-5	346,630	321,254
Furniture and fixtures	7	6,668	6,574
Computer hardware and software	3-7	42,567	41,843
Construction in progress		94,005	82,439

Property, plant and equipment		2,343,047	2,248,597
Less: accumulated depreciation and amortization		1,135,454	1,045,455

Property, plant and equipment, net		$1,207,593	$1,203,142

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

(1)	Includes longer-lived machinery and equipment of approximately $1,456.5 million and $1,407.0 million as of June 30, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $58.4 million and $56.6 million as of June 30, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended June 30, 2011 and 2010, was $44.7 million and $37.1 million, respectively, and for the six months ended June 30, 2011 and 2010, was $91.2 million and $73.8 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the six months ended June 30, 2011 and 2010, was $3.4 million and $2.1 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2011, and December 31, 2010.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2011, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$87,765	$(16,915)	$70,850	10 years
Customer relationships	125,374	(15,627)	109,747	14 years
Trade names	5,000	(1,250)	3,750	3 years
Non-compete agreements	3,511	(1,219)	2,292	2 years

Total	$221,650	$(35,011)	$186,639

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Amortization expense for the three months ended June 30, 2011 and 2010, was $5.1 million and $1.2 million, respectively, and for the six months ended June 30, 2011 and 2010, was $10.3 million and $2.4 million, respectively. Remaining estimated aggregate amortization expense for 2011 is $10.2 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2012	$20,100
2013	18,400
2014	16,800
2015	16,400
2016	15,300

8. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Asia Segment	Total
	(In thousands)
Balance at January 1, 2011	$626,156	$15,449	$7	$1,452	$643,064
Adjustments to Liquid Entities purchase price allocation (see Note 2)	12,115	—	—	—	12,115
Foreign currency translation adjustments	1,718	1,320	—	38	3,076

Balance at June 30, 2011	$639,989	$16,769	$7	$1,490	$658,255

9. Asset Impairment Charges

The Company continually reviews its assets for indicators of possible impairment. In the six months ended June 30, 2011, the Company identified indicators of possible impairment of certain assets in Belgium, Brazil, France, Mexico, Poland, Spain and the United States, and in the six months ended June 30, 2010, the Company identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded of $1.4 million and $2.5 million for the three and six months ended June 30, 2011, respectively, and $0.6 million and $2.8 million for the three and six months ended June 30, 2010, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accrued employee compensation and benefits	$63,830	$72,508
Accrued interest	51,109	41,241
Accrued sales allowance	21,188	24,294
Other	69,770	58,389

	$205,897	$196,432

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

11. Debt Arrangements

Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Term loans (net of $7.3 million and $8.9 million unamortized net discount as of June 30, 2011, and December 31, 2010, respectively)	$1,926,544	$1,934,707
Revolver	—	—
Foreign and other revolving credit facilities	7,066	6,126
Senior notes due 2017 (net of $2.6 million and $2.9 million unamortized discount as of June 30, 2011, and December 31, 2010, respectively)	250,759	250,523
Senior notes due 2018	250,000	250,000
Senior subordinated notes	375,000	375,000
Capital leases	962	1,514
Other	12,252	14,961

	2,822,583	2,832,831
Less amounts classified as current (net of $3.8 million unamortized net discount as of each of June 30, 2011, and December 31, 2010)	31,599	34,007

Total	$2,790,984	$2,798,824

As of June 30, 2011, the credit agreement, as amended, consisted of a senior secured term loan of $1,016.4 million ($1,027.6 million aggregate outstanding principal amount less $11.2 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $910.1 million ($906.2 million aggregate outstanding principal amount plus $3.9 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company and GPC Capital Corp. I (“CapCo I”), and a $124.8 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”) that will expire on October 1, 2013, and with availability of $109.1 million (as reduced by $15.7 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of the Company’s 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of the Company’s 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $9.8 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

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

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions by the Operating Company to Holdings. As of June 30, 2011, the Company was in compliance with all covenants.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of June 30, 2011, and December 31, 2010, the Company had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017” and, together with the Senior Notes due 2018, the “Senior Notes”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”) co-issued by the Operating Company and CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone (as defined herein) through shares of the Company’s common stock, such as the contemplated merger of the Company with a subsidiary of Reynolds Group Holdings Limited (as further described in Note 24), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under the Company’s other debt instruments. If the Company were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of its assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Credit Agreement and the Company’s other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, such as the contemplated merger of the Company with a subsidiary of Reynolds Group Holdings Limited (as further described in Note 24), the Company will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. As further described in Note 25, on July 7, 2011, the Company commenced tender offers for any and all of the Notes and solicited consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes, including with respect to the requirement to make a change of control offer for the Notes. On July 19, 2011, the Company announced that it had received the requisite consents from holders of the Senior Subordinated Notes to adopt the proposed amendments and accordingly, if the Merger (as defined herein) is completed, the Company will not be required to offer to repurchase the outstanding Senior Subordinated Notes as a result of the Merger; however, the Company has not received the requisite consents for the Senior Notes and therefore would be required to make a change of control offer for the Senior Notes upon the completion of the Merger, which would be funded by Reynolds Group Holdings Limited. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

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

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,940.8 million (net of $7.3 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,954.1 million and $1,977.1 million at June 30, 2011, and December 31, 2010, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $881.8 million (net of $2.6 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $951.1 million and $915.1 million at June 30, 2011, and December 31, 2010, respectively.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contracts	$—	$87	$—
Liabilities:
Interest rate swap agreements	$—	$1,310	$—
Foreign currency exchange contract	—	30	—

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at June 30, 2011, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company recorded impairment charges of $1.4 million and $2.5 million for the three and six months ended June 30, 2011, respectively, for long-lived assets in Belgium, Brazil, France, Mexico, Poland, Spain and the United States whose carrying values exceeded fair values. The Company recorded impairment charges of $0.6 million and $2.8 million for the three and six months ended June 30, 2010, respectively, for long-lived assets in Brazil, Mexico, the United Kingdom and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

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

At June 30, 2011, and December 31, 2010, the Company had foreign currency exchange contracts outstanding for the purchase of pound sterling, euros and zloty in an aggregate amount of $3.8 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

The maximum term over which the Company is hedging exposures to the variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

month increments to match the terms of its interest rate collar agreements. The Company had therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of that date was being recognized as interest expense over the period in which the previously hedged activity continued to occur. Changes in the fair value of the interest rate collar and swap agreements from that date were also being recognized as interest expense. As a result of the refinancing of the Credit Agreement that enabled the Company to purchase the Liquid Entities on September 23, 2010, the Company wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contracts	$3,825	$2,222

Total derivatives designated as hedges	$3,825	$2,222

Derivatives not designated as hedges:
Interest rate swap agreements	$350,000	$350,000

Total derivatives not designated as hedges	$350,000	$350,000

The fair values of the Company’s derivative instruments outstanding were as follows:

	Balance Sheet Location	June 30, 2011	December 31, 2010
		(In thousands)
Asset derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$87	$—

Total derivatives designated as hedges		87	—

Total asset derivatives		$87	$—

Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Accrued expenses and other current liabilities	$30	$9

Total derivatives designated as hedges		30	9

Derivatives not designated as hedges:
Interest rate swap agreements	Accrued expenses and other current liabilities	1,310	7,813

Total derivatives not designated as hedges		1,310	7,813

Total liability derivatives		$1,340	$7,822

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The gains and losses on the Company’s derivative instruments during the three and six months ended June 30, 2011, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended June 30, 2011		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended June 30, 2011
	Three Months	Six Months		Three Months	Six Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contracts	$258	$429	Other expense (income), net	$6	$43

Total derivatives designated as hedges	$258	$429		$6	$43

				Amount of Gain or (Loss) Recognized in Income for the Period Ended June 30, 2011
				Three Months	Six Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate swap agreements			Interest expense	$(52)	$(155)

Total derivatives not designated as hedges				$(52)	$(155)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

The gains and losses on the Company’s derivative instruments during the three and six months ended June 30, 2010, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended June 30, 2010		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended June 30, 2010
	Three Months	Six Months		Three Months	Six Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$(21)	$(110)	Other expense (income), net	$(21)	$(110)

Total derivatives designated as hedges	$(21)	$(110)		$(21)	$(110)

				Amount of Gain or (Loss) Recognized in Income for the Period Ended June 30, 2010
				Three Months	Six Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$—	$(86)
Interest rate swap agreements			Interest expense	(2,499)	(7,027)

Total derivatives not designated as hedges				$(2,499)	$(7,113)

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

14. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. Pursuant to the requirements of ASC 740-10-30, “Establishment of a Valuation Allowance for Deferred Tax Assets,” the Company assesses the realizability of deferred tax assets based on an evaluation of positive and negative evidence of future taxable income. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the nature and amount of deferred tax liabilities, historical earnings and losses, expected taxable income and current and future tax planning strategies. During the six months ended June 30, 2011, the valuation allowance increased by $17.4 million primarily as a result of increases to deferred tax assets related to fair value adjustments to the tax basis of property in the Company’s partnership investment.

For the six months ended June 30, 2011, the effective tax rate was higher than the U.S. federal statutory rate for corporations primarily due to significant nondeductible expenses related to the income tax receivable agreements (as further discussed in Note 15) and the proposed merger, certain foreign earnings subject to tax in multiple jurisdictions and increases in deferred tax liabilities associated primarily with tax amortization of goodwill.

The Company had $58.1 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of June 30, 2011. For the six months ended June 30, 2011, the Company recorded a net increase in UTB of $1.2 million, exclusive of interest and penalties. At June 30, 2011, the Company had long-term deferred income tax assets of $14.5 million that offset the UTB. As of June 30, 2011, the Company had recorded additional UTB of $5.2 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $3.7 million of UTB at June 30, 2011, if recognized, would impact the Company’s effective tax rate.

15. Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $14.1 million and $28.2 million for the three and six months ended June 30, 2011, respectively, and $11.8 million and $24.9 million for the three and six months ended June 30, 2010, respectively.

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

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

Excluding the potential impact of the Merger (as defined herein) discussed in Note 24, the Company expects that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million. This range includes payments under the ITRs resulting from the Graham Family’s exchange of 4,930,663 limited partnership units through June 30, 2011. Additional payments under the ITRs for tax basis step-ups relating to future exchanges by the Graham Family of their remaining 2,657,358 limited partnership units in Holdings for GPC common stock is dependent upon the timing and value of such exchanges, and is not reflected in the above range. This range is based on the Company’s assumptions considering various inputs, including valuation analysis and historical tax basis amounts. The Company will recognize obligations based on the amount of recorded net deferred income tax assets recognized at each balance sheet date, and subject to the ITRs. Changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of June 30, 2011, the value of the ITRs obligations was $24.0 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on Holdings’ ability to make distributions. Upon the effective date of the respective ITRs, the Company recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. The Company recorded $8.0 million and $3.6 million in non-operating expense related to the increase in the ITRs obligations for the three months ended June 30, 2011 and 2010, respectively, and $12.6 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively. No payments have been made under the ITRs since their inception. At the closing of the Merger, the surviving corporation will be required to make a cash payment of $245 million to GPC’s pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and the Graham Family pursuant to change in control provisions in the ITRs.

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

The Company is aware of two lawsuits relating to the merger agreement with Silgan Holdings Inc. (“Silgan”), which have been consolidated and the plaintiffs are now seeking to amend their complaints to challenge the merger agreement with Reynolds (as defined herein).

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

On April 25, 2011, James Gipson, a purported stockholder of the Company, filed a purported class action lawsuit in the Court of Common Pleas of York County, Pennsylvania against the Company, its directors and Silgan challenging the proposed merger between Silgan and the Company. On June 1, 2011, Phyllis Sciborowski, a purported stockholder of the Company, filed a purported class action and derivative lawsuit relating to the merger agreement with Silgan in the Court of Common Pleas of York County, Pennsylvania against the Company, its directors and Silgan. On July 21, 2011, the Court of Common Pleas of York County, Pennsylvania consolidated the Gipson and Sciborowski lawsuits. On August 2, 2011, the plaintiffs moved for leave to file an amended complaint. The proposed amended complaint asserts claims against the Company, its directors, Silgan, Reynolds and Bucephalas Acquisition Corp. The proposed amended complaint alleges that the directors of the Company have breached their fiduciary duties to the Company’s stockholders by, among other things (i) failing to fully inform themselves of the Company’s market value; (ii) failing to act in the best interests of the Company’s stockholders; (iii) failing to maximize stockholder value; and (iv) failing to act in accordance with their duties of good faith, due care, and loyalty. The proposed amended complaint also alleges that the Company’s information statement filed with the Securities and Exchange Commission (“SEC”) contains material omissions. The proposed amended complaint alleges that Silgan, Reynolds and Bucephalas Acquisition Corp. aided and abetted the Company’s directors’ alleged breaches of their fiduciary duties. The proposed amended complaint also alleges that Silgan was unjustly enriched by the Company’s payment of a termination fee to Silgan. The proposed amended complaint seeks (i) a declaration that the merger agreement with Reynolds is a breach of fiduciary duties and thus unenforceable; (ii) injunctive relief to prevent the defendants from consummating the merger between the Company and Reynolds unless and until the Company adopts and implements a procedure or process to obtain a merger agreement providing the best available terms for the Company’s stockholders and provides all material disclosures to the Company’s stockholders; (iii) recission, to the extent already implemented, of the terms of the merger agreement with Reynolds; (iv) disgorgement from the defendants of, and a constructive trust over, the termination fee paid to Silgan, as well as legal, accounting, and other professional fees paid in connection with the Silgan merger agreement; and (v) the costs and disbursements of the purported class and derivative action, including reasonable attorneys’ and experts’ fees. The Company believes that the lawsuit is without merit and intends to defend the action vigorously.

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

17. Segment Information

The Company is organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. The Company began accounting for its new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots Packaging PTE Ltd. Segment information for the three and six months ended June 30, 2011 and 2010, and as of June 30, 2011, and December 31, 2010, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Asia	Eliminations (a)	Total
		(In thousands)
Net sales (b) (c)	Three months ended June 30, 2011	$721,145	$64,648	$29,285	$7,471	$(1,311)	$821,238
	Three months ended June 30, 2010	574,136	54,527	24,413	—	(244)	652,832
	Six months ended June 30, 2011	1,385,121	123,626	57,890	12,956	(1,858)	1,577,735
	Six months ended June 30, 2010	1,079,290	112,791	46,861	—	(534)	1,238,408

Operating income (loss)	Three months ended June 30, 2011	$44,619	$4,930	$(340)	$(179)	$—	$49,030
	Three months ended June 30, 2010	83,844	5,693	1,267	—	—	90,804
	Six months ended June 30, 2011	113,769	11,866	(2,364)	(464)	—	122,807
	Six months ended June 30, 2010	106,507	13,043	3,580	—	—	123,130

Depreciation and	Three months ended June 30, 2011	$45,006	$4,101	$2,069	$516	$—	$51,692

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

amortization	Three months ended June 30, 2010	33,555	4,109	1,408	—	—	39,072
	Six months ended June 30, 2011	89,927	8,024	5,802	970	—	104,723
	Six months ended June 30, 2010	66,669	8,440	2,536	—	—	77,645

Asset impairment charges	Three months ended June 30, 2011	$229	$152	$988	$—	$—	$1,369
	Three months ended June 30, 2010	515	—	39	—	—	554
	Six months ended June 30, 2011	961	529	988	—	—	2,478
	Six months ended June 30, 2010	2,414	322	56	—	—	2,792

Interest expense, net	Three months ended June 30, 2011	$51,680	$331	$637	$142	$—	$52,790
	Three months ended June 30, 2010	40,654	307	752	—	—	41,713
	Six months ended June 30, 2011	103,118	587	1,542	279	—	105,526
	Six months ended June 30, 2010	85,123	638	1,216	—	—	86,977

Other (income) expense, net	Three months ended June 30, 2011	$(1,033)	$1,737	$(142)	$(351)	$—	$211
	Three months ended June 30, 2010	(1,309)	1,829	(171)	—	—	349
	Six months ended June 30, 2011	(3,429)	3,622	(415)	(202)	—	(424)
	Six months ended June 30, 2010	(2,651)	3,352	2,511 (d)	—	—	3,212

Income tax provision (benefit)	Three months ended June 30, 2011	$13,293	$665	$801	$(119)	$—	$14,640
	Three months ended June 30, 2010	5,606	1,764	(28)	—	—	7,342
	Six months ended June 30, 2011	20,733	2,076	1,198	(363)	—	23,644
	Six months ended June 30, 2010	8,784	3,098	206	—	—	12,088

Identifiable assets (b) (c) (e)	As of June 30, 2011	$985,639	$130,492	$66,710	$24,752	$—	$1,207,593
	As of December 31, 2010	991,676	125,433	69,044	16,989	—	1,203,142

Goodwill	As of June 30, 2011	$639,989	$16,769	$7	$1,490	$—	$658,255
	As of December 31, 2010	626,156	15,449	7	1,452	—	643,064

Cash paid for property,	Six months ended June 30, 2011	$67,299	$4,889	$1,857	$6,535	$—	$80,580
plant and equipment	Six months ended June 30, 2010	50,269	8,323	17,345	—	—	75,937

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Poland	$15.0	$12.6	$29.1	$26.5
Belgium	13.7	12.6	26.1	26.8
Spain	7.7	6.9	14.7	14.2
France	8.6	7.0	17.2	14.7

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	June 30, 2011	December 31, 2010
	(In millions)
Poland	$34.7	$33.0
Belgium	29.3	27.2
Spain	19.9	21.0
France	22.2	20.9

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

(c)	The Company’s net sales for North America include sales in Mexico which totaled $56.9 million and $47.0 million for the three months ended June 30, 2011 and 2010, respectively, and $103.3 million and $86.6 million for the six months ended June 30, 2011 and 2010, respectively. Identifiable assets in Mexico totaled $77.3 million and $70.6 million as of June 30, 2011, and December 31, 2010, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $2.5 million loss in other expense for the six months ended June 30, 2010. Net sales for Venezuela were $1.8 million and $3.9 million for the three and six months ended June 30, 2011, respectively, and net assets for Venezuela were less than 1.5% of the Company’s total net assets as of June 30, 2011, and December 31, 2010. As the Venezuelan operations are not significant to the overall operations of the Company, future rate changes in the bolivar would not have a significant impact on the Company’s financial statements.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Food and Beverage	$560,062	$407,819	$1,047,845	$769,752
Household	131,457	111,084	269,868	218,008
Personal Care/Specialty	43,549	40,935	85,060	82,505
Automotive Lubricants	86,170	92,994	174,962	168,143

Total Net Sales	$821,238	$652,832	$1,577,735	$1,238,408

18. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$603	$546	$1,204	$1,094
Interest cost	1,659	1,585	3,316	3,176
Expected return on plan assets	(1,976)	(1,740)	(3,952)	(3,483)
Net amortization and deferral of prior service costs	466	396	932	790

Net periodic pension cost	$752	$787	$1,500	$1,577

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $5.3 million to its pension plans in 2011. As of June 30, 2011, $2.5 million of required contributions to its pension plans has been made and the Company expects to make an additional $2.8 million of contributions in the remainder of 2011.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company recognized $2.4 million and $1.9 million of expense for its 401(k) plans in the second quarters of 2011 and 2010, respectively, and $5.1 million and $3.7 million of expense for its 401(k) plans in the first halves of 2011 and 2010, respectively.

19. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Corporation, which is owned by the Graham Family, for equipment and related services of $1.5 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively.

Affiliates of both the Graham Family and Blackstone have supplied management and advisory services to Holdings since 1998. The Company has recorded $0.3 million and $0.3 million of expense for these services for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, Holdings was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, LP, the parties of the Monitoring Agreement agreed to terminate such agreement in the first quarter of 2010. These amounts paid to terminate the Monitoring Agreement are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the six months ended June 30, 2010. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to Holdings, and Holdings has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original investment owned on February 2, 1998 (or common stock for which such partnership interests have been or are eligible to be exchanged), and such services would then cease.

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Operating Company on January 5, 2007, for the repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President of the Operating Company on April 10, 2009, for the repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owner of these shares and owes the Company $5.0 million and $4.8 million as of June 30, 2011, and December 31, 2010, respectively, including accrued interest. This receivable is reflected in equity (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

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

Gary G. Michael, a member of GPC’s Board of Directors and a member of the former committee that advised Holdings and its partners, also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at June 30, 2011, and December 31, 2010, were receivables from The Clorox Company of $4.6 million and $1.1 million, respectively. Included in net sales for the three months ended June 30, 2011 and 2010, were net sales to The Clorox Company of $18.2 million and $13.5 million, respectively, and for the six months ended June 30, 2011 and 2010, were $35.9 million and $24.0 million, respectively.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Pinnacle Foods, which is owned by Blackstone, is a customer of the Company. Included in net sales for the three months ended June 30, 2011 and 2010, were net sales to Pinnacle Foods of $3.5 million and $1.6 million, respectively, and for the six months ended June 30, 2011 and 2010, were $7.2 million and $3.3 million, respectively.

20. Environmental Matters

As a result of the Company closing its plant located in Edison, New Jersey, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of implementing its obligations under ISRA regarding this facility. The Company has recorded a preliminary reserve in 2010 of $0.4 million for this obligation and has recorded no additional expense for the six months ended June 30, 2011. This amount may change based on results of additional investigation expected to be undertaken for NJDEP, however, the Company does not believe that such changes will have a significant impact on the results of operations.

21. Earnings Per Share

The following are reconciliations of net (loss) income attributable to GPC stockholders used to calculate basic and diluted (loss) earnings per share.

The following summarizes loss per share for the three months ended June 30, 2011 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Loss Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Loss Per Share
Numerator:
Net loss	$(26,604)	$(1,835)	$(28,439)	$—	$(28,439)

Denominator:
Weighted average number of GPC shares outstanding (3)(4)			66,457,589		66,457,589

			Basic		Diluted
Loss per share:
Net loss attributable to GPC stockholders			$(0.43)		$(0.43)

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The following summarizes earnings per share for the three months ended June 30, 2010 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Net income	$37,800	$(4,264)	$33,536	$(671)	$32,865

Denominator:
Weighted average number of GPC shares outstanding (3)(4)			62,555,962		62,555,962

			Basic		Diluted
Earnings per share:
Net income attributable to GPC stockholders			$0.54		$0.53

The following summarizes loss per share for the six months ended June 30, 2011 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Loss Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Loss Per Share
Numerator:
Net loss	$(18,506)	$(2,849)	$(21,355)	$—	$(21,355)

Denominator:
Weighted average number of GPC shares outstanding (3)(4)			65,873,577		65,873,577

			Basic		Diluted
Loss per share:
Net loss attributable to GPC stockholders			$(0.32)		$(0.32)

The following summarizes earnings per share for the six months ended June 30, 2010 (in thousands, except share and per share data):

	As Reported	Attributable to Noncontrolling Interests (1)	Attributable to GPC Stockholders for Computation of Basic Earnings Per Share	Adjustment for Potentially Dilutive Options to Purchase Partnership Units (2)	Adjusted for Computation of Diluted Earnings Per Share
Numerator:
Net income	$13,289	$(1,974)	$11,315	$(464)	$10,851

Denominator:
Weighted average number of GPC shares outstanding (3)(4)			57,780,042		57,780,042

			Basic		Diluted
Earnings per share:
Net income attributable to GPC stockholders			$0.20		$0.19

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

(1)	The allocation of earnings is based on the noncontrolling interests’ relative ownership percentage.
(2)	Holdings adjustment is based on incremental earnings that would be attributable to those potentially dilutive options to purchase partnership units on an “as-if converted” basis. For the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, 2,255,297, 722,112, 2,255,297 and 722,112 potential options to purchase partnership units, respectively, have been excluded as the options are either antidilutive or as a result of the related contingency not being met as of the reporting dates. Regarding the contingency, options that contain a contingency are those which vest and become exercisable upon the attainment of certain financial performance goals associated with a sale by Blackstone of 75% of its original ownership interest in the Company.
(3)	In conjunction with the IPO, and as further discussed in Note 22, the Graham Family entered into an Exchange Agreement. For the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, 2,692,525, 6,298,288, 2,692,525 and 6,298,288 of exchange rights, respectively, were excluded from diluted (loss) earnings per share as the effects were anti-dilutive.
(4)	For the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, 848,572, 803,088, 848,572 and 803,088 potential options to purchase GPC common stock, respectively, were excluded from diluted (loss) earnings per share as the effects were anti-dilutive.

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

Additionally, as part of the IPO, the Graham Family entered into an Exchange Agreement. Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in Holdings for shares of the Company’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in the first quarter of 2010 to exchange 1,324,900 limited partnership units of Holdings for 1,324,900 shares of the Company’s common stock. Additionally, under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in January 2011 to exchange 1,766,681 limited partnership units of Holdings for 1,766,681 shares of the Company’s common stock, in May 2011 to exchange 1,000,000 limited partnership units of Holdings for 1,000,000 shares of the Company’s common stock, and in June 2011 to exchange 839,082 limited partnership units of Holdings for 839,082 shares of the Company’s common stock. The Company has also entered into Management Exchange Agreements, which provide for similar rights to management to exchange limited partnership units of Holdings obtained on exercise of outstanding options for shares of the Company’s common stock.

On March 11, 2010, the underwriters of the IPO partially exercised their option to purchase additional shares of common stock from the Company and purchased 1,565,600 shares of registered common stock at the initial public offering price of $10.00 per share, less underwriters discount (the “Underwriters’ Allotment”). The Underwriters’ Allotment closed on March 16, 2010.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Changes in equity (deficit) for the six months ended June 30, 2011 and 2010, are as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Graham Packaging Company Inc. Stockholders’ Equity (Deficit)	Non- controlling Interests	Equity (Deficit)
	Shares	Amount
Consolidated balance at January 1, 2011	63,311,512	$633	$459,422	$(977,318)	$(4,838)	$(22,508)	$(544,609)	$13,885	$(530,724)
Net (loss) income	—	—	—	(21,355)	—	—	(21,355)	2,849	(18,506)
Other comprehensive income	—	—	—	—	—	20,266	20,266	1,394	21,660
Stock compensation expense	—	—	468	—	—	—	468	30	498
Units of Holdings issued under compensation plans	—	—	—	—	—	—	—	6,421	6,421
Interest on notes receivable	—	—	—	—	(199)	—	(199)	—	(199)
Common stock issued under exchange agreements	4,443,312	45	6,483	6,011	—	2,430	14,969	(14,969)	—

Consolidated balance at June 30, 2011	67,754,824	$678	$466,373	$(992,662)	$(5,037)	$188	$(530,460)	$9,610	$(520,850)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Graham Packaging Company Inc. Stockholders’ Equity (Deficit)	Non- controlling Interests	Equity (Deficit)
	Shares	Amount
Consolidated balance at January 1, 2010	42,998,786	$430	$297,470	$(1,032,887)	$(6,353)	$(31,123)	$(772,463)	$9,349	$(763,114)
Net income	—	—	—	11,315	—	—	11,315	1,974	13,289
Other comprehensive loss	—	—	—	—	—	(17,803)	(17,803)	(1,768)	(19,571)
Stock compensation expense	—	—	585	—	—	—	585	71	656
Interest on notes receivable	—	—	—	—	(151)	—	(151)	—	(151)
Net proceeds from issuance of common stock	18,232,267	183	162,975	—	—	—	163,158	—	163,158
Common stock issued under exchange agreements	1,324,909	13	50	857	—	2,393	3,313	(3,313)	—
Initial obligations under income tax receivable agreements	—	—	(6,500)	—	—	—	(6,500)	—	(6,500)

Consolidated balance at June 30, 2010	62,555,962	$626	$454,580	$(1,020,715)	$(6,504)	$(46,533)	$(618,546)	$6,313	$(612,233)

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

A summary of the changes in the unit options outstanding under the option plans for the six months ended June 30, 2011, is as follows:

	Units Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at January 1, 2011	3,099,462	$8.05
Granted	—	—
Exercised	(837,549)	8.83
Forfeited	(6,616)	12.19

Outstanding at June 30, 2011	2,255,297	$7.76	6.1	$37.8

Vested or expected to vest	1,628,018	$8.14	5.8	$26.6
Exercisable at June 30, 2011	1,265,922	$7.94	5.6	$21.0

A summary of the changes in the stock options outstanding under the option plans for the six months ended June 30, 2011, is as follows:

	Common Stock Under Options		Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In years)	(In millions)
Outstanding at January 1, 2011	835,522		$10.18
Granted	13,050	(1)	16.72
Exercised	—		—
Forfeited	—		—

Outstanding at June 30, 2011	848,572		$10.28	8.7	$12.1

Vested or expected to vest	848,572		$10.28	8.7	$12.1
Exercisable at June 30, 2011	205,806		$10.16	8.6	$3.0

(1)	For the options granted in 2011, the Company will incur incremental compensation expense of approximately $0.1 million over the four-year vesting period of the options.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

24. Proposed Merger

On June 17, 2011, the Company, Reynolds Group Holdings Limited (“Reynolds”) and Bucephalas Acquisition Corp., an indirect wholly-owned subsidiary of Reynolds (“Merger Sub”), entered into an Agreement and Plan of Merger and an amendment thereto (as amended, the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Reynolds (the “Merger”). Prior to entering into the Merger Agreement, the Company terminated the previously announced merger agreement (the “Prior Merger Agreement”) with Silgan. In accordance with the terms of the Prior Merger Agreement, the Company paid a $39.5 million termination fee to Silgan.

As a result of the Merger, each outstanding share of the Company’s common stock, other than shares owned by Reynolds or the Company (which will be cancelled) and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $25.50 in cash, without interest. In addition, immediately prior to or contemporaneously with the effective time of the Merger, Holdings will engage in a merger that will result in the equity holders of Holdings (other than GPC) receiving the same cash consideration as is payable in the Merger. Also, pursuant to the terms of the equity incentive plans of the Company and corresponding award agreements with its officers and directors, upon the completion of the Merger, all stock options that vest based solely on the passage of time and continued employment and all stock options that vest upon attainment of certain performance goals will become fully vested if the optionholder remains employed by the Company until the effective time of the Merger. At the effective time of the Merger, all such options will be cancelled and converted into the right of the holder to receive an amount in cash, without interest and less any applicable withholding tax, equal to the product of the total number of shares (or share equivalents) of the Company’s common stock multiplied by the excess, if any, of $25.50 over the exercise price per share (or share equivalent) subject to such option.

At the closing of the Merger, Reynolds is required to pay, or cause to be paid, a cash payment of $245 million pursuant to contractual change in control provisions in the ITRs.

The consummation of the Merger was subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which waiting period expired on July 25, 2011) and the receipt of certain foreign antitrust approvals and other customary closing conditions. Blackstone, which owned approximately 60% of the outstanding shares of the Company’s common stock on June 17, 2011, executed a written consent on that date to approve the transaction, thereby providing the required stockholder approval for the Merger. No further action is required to approve the Merger by the stockholders of the Company or by the stockholders of Reynolds. Prior to the amendment to the Merger Agreement, the Merger Agreement provided Reynolds with the right to terminate the Merger Agreement if Blackstone did not execute and deliver a written consent to approve the transaction within 3 days of execution of the Merger Agreement. Under the terms of the amendment to the Merger Agreement, the merger consideration was increased from $25.00 to $25.50 in cash per share of the Company’s common stock, in consideration for the Company’s agreement to a material shortening of the deadline for delivery of Blackstone’s written consent approving the Merger.

25. Subsequent Events

Tender Offer and Consent Solicitations

On July 7, 2011, the Company announced that the Operating Company and CapCo I (collectively, the “Issuers”) commenced tender offers for any and all of their Notes outstanding and solicitation of consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes. The Issuers established 5:00 p.m., New York City time, July 6, 2011, as the record date for the consent solicitations.

The purpose of the tender offers and consent solicitations is to collectively offer holders of Notes an opportunity to receive consideration that represents a premium to the consideration that they would receive if they were to require the Issuers to purchase their Notes in a change of control offer (as defined in the applicable

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

indentures) resulting from the pending Merger of the Company with Reynolds, assuming a 30-day notice period following the change of control, and to provide Reynolds and its affiliates with “Permitted Holder” status under the indentures governing the Notes that is substantially similar to the status that they would have if a change of control offer were consummated, as more fully described in the Offer to Purchase and Consent Solicitation Statement, dated July 6, 2011 (the “Statement”). In the event that the proposed amendments are adopted with respect to a series of Notes, the Issuers will not be required to make a change of control offer for the untendered Notes of that series of Notes in connection with the Merger or with respect to the ownership of the Company and its subsidiaries by Reynolds and its affiliates.

The tender offers and consent solicitations were requested by Reynolds and are being conducted in connection with the Merger. The tender offers and consent solicitations are conditioned on consummation of the Merger, which is itself subject to customary closing conditions, including foreign regulatory approvals. In addition, the tender offers and consent solicitations are conditioned on the receipt of requisite consents to approve the proposed amendments (with respect to each series of Notes, consents in respect of at least a majority in principal amount of the then outstanding Notes issued under the applicable indenture) and the general conditions set forth in the Statement.

Under the terms of the tender offers and consent solicitations, a holder of Notes is entitled to receive an amount paid in cash equal to $1,020 per $1,000 principal amount of each series of Notes, plus accrued and unpaid interest from the last applicable interest payment date to, but not including, the date of settlement (which the Issuers intend to coincide with the closing of the Merger), only if (i) such Notes were held by such holder as of the record date for the consent solicitations and (ii) such holder validly tendered such Notes and validly delivered consents with respect to such Notes prior to 5:00 p.m., New York City time, on July 19, 2011 (the “Early Tender/Consent Deadline”) (without validly withdrawing such Notes or revoking such consents). The total consideration included (i) an early tender premium of $10 per $1,000 principal amount of Notes, payable to holders who tendered their Notes and (ii) a consent fee of $15 per $1,000 principal amount of Notes, payable only to holders of Notes as of the record date who delivered their consents with respect to Notes held as of the record date, in each case, prior to the Early Tender/Consent Deadline and without validly withdrawing such Notes or revoking such consents.

Holders who validly tender their Notes after the Early Tender/Consent Deadline (and do not validly withdraw such Notes) will receive $995 per $1,000 principal amount of Notes tendered, plus accrued and unpaid interest to, but not including, the date of settlement.

The withdrawal deadline for the tender of Notes was 5:00 p.m., New York City time, on July 19, 2011, unless extended or earlier terminated. The tender offers were initially scheduled to expire at 8:00 a.m., New York City time, on August 4, 2011, unless extended or earlier terminated. On August 4, 2011, the Issuers extended the expiration time of the tender offer for their Senior Subordinated Notes to 5:00 p.m., New York City time, on August 19, 2011, unless further extended or earlier terminated. The Issuers intend for the date of settlement to coincide with the closing of the Merger. Consequently, the Issuers may extend the expiration time and the final acceptance date for tenders as necessary for this to occur. Subject to the satisfaction or waiver of the conditions to the Merger, the Merger is currently expected to close in the third calendar quarter of this year.

Deliveries of consents with respect to any series of Notes may be validly revoked prior to the time that holders of at least a majority in principal amount of such series of Notes deliver their consents, unless such time is extended. Subject to applicable law, the Issuers reserve the right to terminate or amend in any respect any or all of the tender offers and consent solicitations.

Amendment to Tender Offer and Consent Solicitations

On July 18, 2011, the Issuers amended the terms of the tender offers and consent solicitations for their Senior Notes set forth in the Statement and the related Consent Letter (as defined in the Statement).

The amendments:

•	increased the consent fee from $15 to $25 per $1,000 principal amount of Senior Notes for which consents were validly delivered prior to the Early Tender/Consent Deadline;

•

extended the Early Tender/Consent Deadline applicable to the tender offers and consent solicitations for the Senior Notes previously scheduled for 5:00 p.m., New York City time, on July 19, 2011, to 5:00 p.m., New York City time, on July 20, 2011; and

•	decreased a base offer consideration offered to holders of the Senior Notes who validly tender their Senior Notes from $995 to $985 per $1,000 principal amount of Senior Notes tendered.

GRAHAM PACKAGING COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The total consideration offered for the Senior Notes remained unchanged at $1,020 per $1,000 principal amount of Senior Notes validly tendered, and related consents validly delivered, prior to the Early Tender/Consent Deadline.

The Issuers did not change any of the terms of the tender offer and consent solicitation related to their Senior Subordinated Notes.

On July 19, 2011, the Company announced that the Issuers received the Requisite Consents (as defined in the Statement) from holders of the Senior Subordinated Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes. The Issuers did not receive the Requisite Consents from holders of the Senior Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes.

Acquisition

On July 6, 2011, the Company completed its acquisition of the assets of Techne—Technipack Engineering Italia S.r.l. for total consideration of €8.8 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. Certain statements regarding our proposed merger with Reynolds Group Holdings Limited (“Reynolds”) and the expected benefits from such merger, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical fact, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our and Reynolds’ industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our and Reynolds’ control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including, without limitiation, the expected closing date of the transaction; the possibility that the expected synergies and value creation from the proposed merger will not be realized, or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; disruption from the merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we and Reynolds do business; the possiblitity that the merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions; the risk that a regulatory approval may be obtained subject to conditions; the risk that financing for the transaction may not be available on favorable terms; and Reynolds’ and our ability to accurately predict future market conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Company Inc. (“GPC”) for the fiscal year ended December 31, 2010. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Report on Form 10-Q in the context of these risks and uncertainties.

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

As of June 30, 2011, we operated a network of 97 manufacturing facilities throughout North America, Europe, South America and Asia. We are organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

As of June 30, 2011, we operated 31 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, China, Finland, France, Italy, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of three new plants in Brazil and one new plant in each of France, Italy, Mexico and China.

For the six months ended June 30, 2011 and 2010, 64.1% and 72.2% of our net sales, respectively, were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. No customer had sales exceeding 10% of total sales for the six months ended June 30, 2011. Our sales to PepsiCo, Inc., our largest customer, were 10.2% of total sales for the six months ended June 30, 2010. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
PET	$1.07	$0.81	$1.04	$0.81
HDPE	$0.95	$0.84	$0.92	$0.84

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

On July 1, 2010, we acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $16 million. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers.

The results of operations for the three and six months ended June 30, 2011, include the results of operations of the Liquid Entities and China Roots. As a result, the results of operations for the three and six months ended June 30, 2011, are not fully comparable to the results of operations for the three and six months ended June 30, 2010, which do not include the results of operations of the Liquid Entities and China Roots. Net sales of the Liquid Entities and China Roots included in our consolidated results of operations totaled $102.6 million and $6.3 million, respectively, for the three months ended June 30, 2011, and $201.2 million and $11.6 million, respectively, for the six months ended June 30, 2011.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,

	2011		2010		2011		2010
	(Dollars in millions)
North America	$719.8	87.6%	$573.9	87.9%	$1,383.3	87.7%	$1,078.8	87.1%
Europe	64.6	7.9	54.5	8.4	123.6	7.8	112.8	9.1
South America	29.3	3.6	24.4	3.7	57.9	3.7	46.8	3.8
Asia	7.5	0.9	—	—	12.9	0.8	—	—

Total Net Sales	$821.2	100.0%	$652.8	100.0%	$1,577.7	100.0%	$1,238.4	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(Dollars in millions)
Food and Beverage	$560.1	68.2%	$407.8	62.5%	$1,047.8	66.4%	$769.8	62.1%
Household	131.4	16.0	111.1	17.0	269.9	17.1	218.0	17.6
Personal Care/Specialty	43.5	5.3	40.9	6.3	85.1	5.4	82.5	6.7
Automotive Lubricants	86.2	10.5	93.0	14.2	174.9	11.1	168.1	13.6

Total Net Sales	$821.2	100.0%	$652.8	100.0%	$1,577.7	100.0%	$1,238.4	100.0%

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three MonthsEnded June 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
	(Dollars in millions)
Net sales	$821.2	$652.8	$168.4	25.8%
Cost of goods sold	696.9	532.2	164.7	30.9

Gross profit (1)	124.3	120.6	3.7	3.1
% of net sales (2)	15.1%	18.5%
Selling, general and administrative expenses (1)	74.7	28.4	46.3	>100.0
% of net sales (2)	9.1%	4.4%
Asset impairment charges	1.4	0.6	0.8	>100.0
Net (gain) loss on disposal of property, plant and equipment	(0.8)	0.8	(1.6)	>(100.0)

Operating income	49.0	90.8	(41.8)	(46.0)
% of net sales (2)	6.0%	13.9%
Interest expense	53.3	41.9	11.4	27.2
Interest income	(0.5)	(0.2)	(0.3)	>(100.0)
Increase in income tax receivable obligations	8.0	3.6	4.4	>100.0
Other expense, net	0.2	0.4	(0.2)	(50.0)
Income tax provision	14.6	7.3	7.3	100.0

Net (loss) income	(26.6)	37.8	(64.4)	>(100.0)
Net income attributable to noncontrolling interests	1.8	4.3	(2.5)	(58.1)

Net (loss) income attributable to our stockholders	$(28.4)	$33.5	$(61.9)	>(100.0)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.81 to $1.07 and the average market price per pound of HDPE in the U.S. increased from $0.84 to $0.95.

Net sales for the Liquid Entities and China Roots contributed $102.6 million and $6.3 million, respectively, to the increase. The favorable impact of exchange rates increased net sales by $13.5 million. The remaining $46.0 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 8.2%.

On an operating segment basis, net sales for the three months ended June 30, 2011, in North America increased $145.9 million, or 25.4%, from the three months ended June 30, 2010. The favorable impact of exchange rates increased net sales by $4.1 million. The remaining $141.8 million increase was largely driven by the net sales of the Liquid Entities of $102.6 million and higher resin costs, partially offset by net price reductions. North American net sales in the food and beverage, household and personal care/specialty product categories contributed $139.2 million, $16.4 million and $1.0 million, respectively, to the increase, while the automotive lubricants product category decreased by $10.7 million. Container units sold in North America increased in the food and beverage and household product categories by 15.8% and 29.3%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 7.3% and 10.0%, respectively.

Net sales for the three months ended June 30, 2011, in Europe increased $10.1 million, or 18.5%, from the three months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs and the favorable impact of exchange rates of $6.9 million, partially offset by lower unit volume.

Net sales for the three months ended June 30, 2011, in South America increased $4.9 million, or 20.1%, from the three months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs, the favorable impact of exchange rates of $2.5 million and price increases, partially offset by lower unit volume.

Net sales for the three months ended June 30, 2011, in our Asian operations were $7.5 million. We began accounting for our new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots.

Gross Profit. Gross profit for the three months ended June 30, 2011, increased in North America by $4.3 million, increased in Europe by $0.2 million, decreased in South America by $1.3 million and increased in Asia by $0.5 million, when compared to the three months ended June 30, 2010. The increase was primarily due to the acquisitions of the Liquid Entities and China Roots. The remaining decrease was due to net price reductions and a slight decrease in unit volumes in the legacy business, offset by productivity improvements. The gross profit percentage decreased, in part, as the higher resin costs, which are passed on to customers, inflate sales and thus decrease the gross profit percentage. The decrease was also due to the additional depreciation and amortization on the step-up on the assets of the 2010 acquisitions.

Selling, General and Administrative Expenses. The increase was primarily due to expenses of $47.2 million related to the proposed sale of the Company, including a fee of $39.5 million to terminate the merger agreement entered into with Silgan Holdings Inc., additional amortization expense on the intangible assets received in conjunction with the 2010 acquisitions and other additional selling, general and administrative expenses of the 2010 acquisitions, partially offset by a decrease in incentive compensation.

Asset Impairment Charges. We continually review our assets for indicators of possible impairment. In the three months ended June 30, 2011, we identified indicators of possible impairment of certain assets in Belgium, Brazil, Mexico and the United States, and in the three months ended June 30, 2010, we identified indicators of possible impairment of certain assets in Brazil, Mexico and the United States. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.4 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively.

Interest Expense. The increase was primarily due to higher average debt levels resulting from the additional borrowings to finance the Liquid Acquisition and an increase in the effective interest rate on a portion of our term loans that were extended in conjunction with these additional borrowings, partially offset by the discontinuance of hedge accounting for our interest rate swap agreements of $2.5 million.

Increase in Income Tax Receivable Obligations. We recognized $8.0 million and $3.6 million of expense related to the increase in the deferred tax assets subject to the Income Tax Receivable Agreements (“ITRs”) for the three months ended June 30, 2011 and 2010, respectively. See “—Income Tax Receivable Agreements” for a more detailed description of the ITRs.

Other Expense, Net. Other expense, net predominantly included net foreign exchange gains and losses for the three months ended June 30, 2011 and 2010, as well as additional contingent consideration for the purchase of China Roots of $0.7 million for the three months ended June 30, 2011.

Income Tax Provision. We released a significant portion of our valuation allowances related to deferred tax assets of various U.S. subsidiaries in 2010. Therefore, there was no valuation allowance release to offset income tax expense on current earnings for the three months ended June 30, 2011, causing an increase in income tax expense over the three months ended June 30, 2010. Additionally, the income tax provision increased due to improved profitability in several of our foreign taxpaying subsidiaries, changes in income taxes withheld on foreign-sourced income, and changes in unrecognized tax benefits.

Net Income Attributable to Noncontrolling Interests. We allocate earnings and losses of Graham Packaging Holdings Company (“Holdings”) to the noncontrolling interests based on the noncontrolling interests’ relative unit ownership percentage.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Six Months Ended June 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
	(Dollars in millions)
Net sales	$1,577.7	$1,238.4	$339.3	27.4%
Cost of goods sold	1,338.3	1,015.5	322.8	31.8

Gross profit (1)	239.4	222.9	16.5	7.4
% of net sales (2)	15.2%	18.0%
Selling, general and administrative expenses (1)	114.2	95.9	18.3	19.1
% of net sales (2)	7.2%	7.7%
Asset impairment charges	2.5	2.8	(0.3)	(10.7)
Net (gain) loss on disposal of property, plant and equipment	(0.1)	1.0	(1.1)	>(100.0)

Operating income	122.8	123.2	(0.4)	(0.3)
% of net sales (2)	7.8%	9.9%
Interest expense	106.2	87.3	18.9	21.6
Interest income	(0.7)	(0.3)	(0.4)	>(100.0)
Net loss on debt extinguishment	—	2.7	(2.7)	(100.0)
Increase in income tax receivable obligations	12.6	4.9	7.7	>100.0
Other (income) expense, net	(0.4)	3.2	(3.6)	>(100.0)
Income tax provision	23.6	12.1	11.5	95.0

Net (loss) income	(18.5)	13.3	(31.8)	>(100.0)
Net income attributable to noncontrolling interests	2.9	2.0	0.9	45.0

Net (loss) income attributable to our stockholders	$(21.4)	$11.3	$(32.7)	>(100.0)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.81 to $1.04 and the average market price per pound of HDPE in the U.S. increased from $0.84 to $0.92.

Net sales for the Liquid Entities and China Roots contributed $201.2 million and $11.6 million, respectively, to the increase. Excluding the Liquid Entities and China Roots, higher unit volume increased net sales by approximately $26.9 million and the favorable impact of exchange rates increased net sales by $17.2 million. The remaining $82.4 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 10.4%.

On an operating segment basis, net sales for the six months ended June 30, 2011, in North America increased $304.5 million, or 28.2%, from the six months ended June 30, 2010. Excluding the Liquid Entities, higher unit volume increased net sales by approximately $31.3 million and the favorable impact of exchange rates increased net sales by $6.9 million. The remaining $266.3 million increase was largely driven by the net sales of the Liquid Entities of $201.2 million and higher resin costs, partially offset by net price reductions. North American net sales in the food and beverage, household and personal care/specialty product categories contributed $259.6 million, $45.5 million and $0.6 million, respectively, to the increase, while the automotive lubricants product category decreased by $1.2 million. Container units sold in North America increased in the food and beverage and household product categories by 18.8% and 28.1%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 8.8% and 6.1%, respectively.

Net sales for the six months ended June 30, 2011, in Europe increased $10.8 million, or 9.6%, from the six months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs and the favorable impact of exchange rates of $6.4 million, partially offset by lower unit volume.

Net sales for the six months ended June 30, 2011, in South America increased $11.1 million, or 23.7%, from the six months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs, the favorable impact of exchange rates of $3.9 million and price increases, partially offset by lower unit volume.

Net sales for the six months ended June 30, 2011, in our Asian operations were $12.9 million. We began accounting for our new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots.

Gross Profit. Gross profit for the six months ended June 30, 2011, increased in North America by $20.0 million, remained the same in Europe, decreased in South America by $4.4 million and increased in Asia by $0.9 million, when compared to the six months ended June 30, 2010. The increase was primarily due to the acquisitions of the Liquid Entities and China Roots, increased unit volume in the legacy business and productivity improvements, offset by net price reductions. The gross profit percentage decreased, in part, as the higher resin costs, which are passed on to customers, inflate sales and thus decrease the gross profit percentage. The decrease was also due to the additional depreciation and amortization on the step-up on the assets of the 2010 acquisitions.

Selling, General and Administrative Expenses. The increase was primarily due to expenses of $48.4 million related to the proposed sale of the Company, including a fee of $39.5 million to terminate the merger agreement entered into with Silgan Holdings Inc., additional amortization expense on the intangible assets received in conjunction with the 2010 acquisitions of $4.8 million, other additional selling, general and administrative expenses of the 2010 acquisitions and an increase in expenses related to the integration of the Liquid Entities, partially offset by a one-time fee for the six months ended June 30, 2010, of $35.0 million to affiliates of Blackstone and the Graham Family to terminate the Monitoring Agreement, bonuses paid in connection with our initial public offering (“IPO”) of $3.5 million for the six months ended June 30, 2010, IPO-related costs for the six months ended June 30, 2010, and a decrease in incentive compensation.

Asset Impairment Charges. We continually review our assets for indicators of possible impairment. In the six months ended June 30, 2011, we identified indicators of possible impairment of certain assets in Belgium, Brazil, France, Mexico, Poland, Spain and the United States, and in the six months ended June 30, 2010, we identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $2.5 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.

Interest Expense. The increase was primarily due to higher average debt levels resulting from the additional borrowings to finance the Liquid Acquisition and an increase in the effective interest rate on a portion of our term loans that were extended in conjunction with these additional borrowings, partially offset by the discontinuance of hedge accounting for our interest rate swap and collar agreements of $6.9 million.

Net Loss on Debt Extinguishment. We made principal payments against our senior secured credit agreement (the “Credit Agreement”) of $114.2 million in February 2010 using the net proceeds from the IPO and of $14.7 million in March 2010 using the net proceeds from the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010. These principal payments resulted in a write-off of unamortized debt issuance fees and unamortized discount in 2010 in the amount of $2.7 million. No similar payments were made in the six months ended June 30, 2011.

Increase in Income Tax Receivable Obligations. We recognized $12.6 million and $4.9 million of expense related to the increase in the deferred tax assets subject to the ITRs for the six months ended June 30, 2011 and 2010, respectively. The amount for 2010 reflects the increase in net recognized deferred tax assets subject to the ITRs from February 10, 2010, the date the ITRs became effective, through June 30, 2010. See “—Income Tax Receivable Agreements” for a more detailed description of the ITRs.

Other (Income) Expense, Net. Other (income) expense, net predominantly included net foreign exchange gains and losses for the six months ended June 30, 2011 and 2010, as well as additional contingent consideration for the purchase of China Roots of $0.7 million for the six months ended June 30, 2011. Other expense, net for the six months ended June 30, 2010, included a loss of $2.5 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Income Tax Provision. We released a significant portion of our valuation allowances related to deferred tax assets of various U.S. subsidiaries in 2010. Therefore, there was no valuation allowance release to offset income tax expense on current earnings for the six months ended June 30, 2011, causing an increase in income tax expense over the six months ended June 30, 2010. Additionally, the income tax provision increased due to improved profitability in several of our foreign taxpaying subsidiaries, changes in income taxes withheld on foreign-sourced income, and changes in unrecognized tax benefits.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $3.8 million and $2.2 million outstanding as of June 30, 2011, and December 31, 2010, respectively. Included in other expense (income), net were foreign exchange gains of $0.4 million and foreign exchange losses of $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and foreign exchange gains of $1.1 million and foreign exchange losses of $3.2 million, including a loss of $2.5 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, for the six months ended June 30, 2011 and 2010, respectively. Net sales for our Venezuelan subsidiary were $3.9 million for the six months ended June 30, 2011.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of equity (deficit) under the caption “accumulated other comprehensive income (loss).” Exchange rate fluctuations increased comprehensive income by $5.2 million and decreased comprehensive income by $22.8 million for the three months ended June 30, 2011 and 2010, respectively, and increased comprehensive income by $20.5 million and decreased comprehensive income by $24.5 million for the six months ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011, and December 31, 2010, we had foreign currency exchange contracts outstanding for the purchase of pound sterling, euros and zloty in an aggregate amount of $3.8 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

Liquidity and Capital Resources

In the six months ended June 30, 2011, we generated $92.0 million of cash flow from operations and $6.4 million of proceeds from the issuance of ownership interests, and funded $78.6 million of investing activities and $12.3 million of other financing activities, resulting in a net source of cash of $9.1 million. The cash generated from operating activities came primarily from our net loss adjusted for non-cash items, partially offset by an increase in working capital.

The increase in working capital, excluding cash and the current portion of long-term debt, was primarily due to an increase in accounts receivable, due primarily to higher resin costs and higher sales, and an increase in inventories, due primarily to the higher resin costs, partially offset by an increase in accounts payable, due primarily to the higher resin costs and the timing of payments, and an increase in accrued interest.

Cash paid for property, plant and equipment for the six months ended June 30, 2011, was $80.6 million. Our largest capital spending in the first six months of 2011 included the installation of a new bottle line for a large beverage customer in Mexico, building modifications and equipment relocation for a new onsite facility at a large food customer in Pennsylvania, and the installation of new bottle lines to support business expansion with a large Household customer in Pennsylvania.

Cash used in financing activities for the six months ended June 30, 2011, included the paydown of the Term Loans (as defined herein) of $9.8 million.

As of June 30, 2011, our Credit Agreement, as amended, consisted of a senior secured term loan of $1,016.4 million ($1,027.6 million aggregate outstanding principal amount less $11.2 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $910.1 million ($906.2 million aggregate outstanding principal amount plus $3.9 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company and GPC Capital Corp. I (“CapCo I”), and a $124.8 million senior secured revolving credit facility (the “Revolver”) that will expire on October 1, 2013, and with availability of $109.1 million (as reduced by $15.7 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of our 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of our 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $9.8 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured net debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter. As of June 30, 2011, we were in compliance with all covenants in the Credit Agreement.

We expect to fund scheduled debt repayments in 2011 with cash flow from operations. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

As of June 30, 2011, and December 31, 2010, we had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017” and, together with the Senior Notes due 2018, the “Senior Notes”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”) co-issued by the Operating Company and CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

As of June 30, 2011, our total indebtedness was $2,822.6 million, net of $9.9 million unamortized net discount, and our indebtedness net of cash was $2,660.5 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. As of June 30, 2011, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

The Credit Agreement defines covenant compliance EBITDA as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), generated by Holdings, further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Adjusted EBITDA is defined as covenant compliance EBITDA, less project startup costs and certain other administrative expenses. Further, adjusted EBITDA is one of several measures we use to determine management incentive compensation. Covenant compliance EBITDA and adjusted EBITDA are not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA and adjusted EBITDA amounts in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures, as well as information as to how management is compensated. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net (loss) income to covenant compliance EBITDA and adjusted EBITDA is as follows:

Reconciliation of net (loss) income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,		Four Quarters Ended June 30,
	2011	2010	2011	2010	2011
	(In millions)
Net (loss) income	$(26.6)	$37.8	$(18.5)	$13.3	$30.0
Interest income	(0.5)	(0.2)	(0.7)	(0.3)	(1.0)
Interest expense	53.3	41.9	106.2	87.3	204.5
Income tax provision (benefit)	14.6	7.3	23.7	12.1	(39.1)
Depreciation and amortization	51.7	39.1	104.7	77.6	198.1

EBITDA	$92.5	$125.9	$215.4	$190.0	$392.5

Reconciliation of EBITDA to covenant compliance EBITDA:

					Four Quarters Ended June 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011
	(In millions)
EBITDA	$92.5	$125.9	$215.4	$190.0	$392.5
Asset impairment charges	1.4	0.6	2.5	2.8	9.3
Increase in income tax receivable obligations	8.0	3.6	12.6	4.9	12.6
Other non-cash charges (a)	(0.6)	1.2	0.3	1.7	3.6
Fees related to monitoring agreements (b)	0.2	0.2	0.5	0.9	1.0
Net loss on debt extinguishment	—	—	—	2.7	28.5
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	—	—	—	—	7.0
Contract termination fee and IPO-related expenses (c)	—	0.4	—	39.4	0.2
Acquisition and integration expenses (d)	1.1	0.7	3.3	0.9	22.7
Transaction-related costs (e)	47.2	—	48.3	—	48.4
Venezuelan hyper-inflationary accounting	—	(0.3)	(0.1)	2.5	(0.3)
Reorganization and other costs (f)	4.8	1.4	6.9	3.4	19.4

Adjusted EBITDA (g)	154.6	133.7	289.7	249.2	544.9
Project startup costs (h)	3.6	3.4	6.1	5.8	11.8
Other administrative expenses (i)	0.2	0.3	0.8	0.3	1.1

Covenant compliance EBITDA	$158.4	$137.4	$296.6	$255.3	$557.8

(a)	Represents the net (gain) loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.
(b)	Represents management fees paid to Blackstone and a limited partner of Holdings.
(c)	Represents costs related to the termination of the Monitoring Agreement between the Company, Blackstone and the Graham Family, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to the acquisition and integration of the Liquid Entities, China Roots and other entities.
(e)	Represents costs related to the aborted merger with Silgan Holdings Inc. and the proposed merger with Reynolds (as further described in “—Proposed Merger”).
(f)	Represents costs recorded in the second half of 2010 related to a settlement to OnTech Operations, Inc. for claims against us, plant closures, employee severance and other costs defined in the Credit Agreement.

(g)	We use adjusted EBITDA as one factor in the setting of incentive compensation.
(h)	Represents costs associated with startups of manufacturing lines to produce new products.
(i)	Represents administrative expenses specific to GPC which are excluded from the computation of covenant compliance EBITDA.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured net debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended June 30, 2011, the Operating Company’s covenant compliance EBITDA was $557.8 million and the senior secured net debt to covenant compliance EBITDA ratio was 3.2x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement. Given the level of senior secured debt as of June 30, 2011, the Operating Company’s covenant compliance EBITDA could have fallen by $232.0 million to $325.8 million for the four quarters ended June 30, 2011, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.6x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement, for the four quarters ended June 30, 2011.

We utilize adjusted EBITDA and free cash flow (as defined herein) as important internal metrics in managing our business. We consider adjusted EBITDA an operating metric and free cash flow a liquidity metric. Among other things, these metrics are used to determine incentive compensation. Adjusted EBITDA and free cash flow are not intended to represent, and should not be considered more meaningful than, or as an alternative to, net (loss) income and net cash provided by operating activities, respectively, in both cases as calculated in accordance with generally accepted accounting principles.

We define free cash flow as cash flow from operations, less cash paid for property, plant and equipment, and further adjusted for certain non-recurring items, as follows:

	Six Months Ended June 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$92.0	$99.2
Cash paid for property, plant and equipment	(80.6)	(75.9)
Contract termination fee and IPO-related expenses (a)	—	39.4
Acquisition and integration expenses (b)	6.0	0.2
Transaction-related costs (c)	44.8	—

Free cash flow	$62.2	$62.9

(a)	Represents costs related to the termination of the Monitoring Agreement between the Company, Blackstone and the Graham Family, IPO bonus payments and other IPO-related costs.
(b)	Represents costs related to the acquisition and integration of the Liquid Entities, China Roots and other entities.
(c)	Represents costs related to the aborted merger with Silgan Holdings Inc. and the proposed merger with Reynolds (as further described in “—Proposed Merger”).

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

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone through shares of our common stock, such as the contemplated merger of us with a subsidiary of Reynolds (as further described in “—Proposed Merger”), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under our other debt instruments. If we were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the Credit Agreement and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, such as the contemplated merger of us with a subsidiary of Reynolds (as further described in “—Proposed Merger”), we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. As further described in “—Subsequent Events,” on July 7, 2011, we commenced tender offers for any and all of the Notes and solicited consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes, including with respect to the requirement to make a change of control offer for the Notes. On July 19, 2011, we announced that we had received the requisite consents from holders of the Senior Subordinated Notes to adopt the proposed amendments and accordingly, if the Merger (as defined herein) is completed, we will not be required to offer to repurchase the outstanding Senior Subordinated Notes as a result of the Merger; however, we have not received the requisite consents for the Senior Notes and therefore would be required to make a change of control offer for the Senior Notes upon the completion of the Merger, which would be funded by Reynolds. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

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

Income Tax Receivable Agreements

In connection with the IPO, GPC entered into ITRs which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family in an amount equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further described in the ITRs) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and current and future exchanges of limited partnership units by the Graham Family pursuant to the Exchange Agreement, and (iii) other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. As of June 30, 2011, the value of the ITRs obligations was $24.0 million.

At the closing of the Merger (as defined herein), the surviving corporation will be required to make a cash payment of $245 million to our pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and the Graham Family pursuant to change in control provisions in the ITRs.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At June 30, 2011, and December 31, 2010, we had sold $25.3 million and $18.4 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

Proposed Merger

On June 17, 2011, we, Reynolds and Bucephalas Acquisition Corp., an indirect wholly-owned subsidiary of Reynolds (“Merger Sub”), entered into an Agreement and Plan of Merger and an amendment thereto (as amended, the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with GPC continuing as the surviving corporation and an indirect wholly-owned subsidiary of Reynolds (the “Merger”). Prior to entering into the Merger Agreement, we terminated the previously announced merger agreement (the “Prior Merger Agreement”) with Silgan Holdings Inc. (“Silgan”). In accordance with the terms of the Prior Merger Agreement, we paid a $39.5 million termination fee to Silgan.

As a result of the Merger, each outstanding share of our common stock, other than shares owned by Reynolds or us (which will be cancelled) and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $25.50 in cash, without interest. In addition, immediately prior to or contemporaneously with the effective time of the Merger, Holdings will engage in a merger that will result in the equity holders of Holdings (other than GPC) receiving the same cash consideration as is payable in the Merger. Also, pursuant to the terms of our equity incentive plans and corresponding award agreements with our officers and directors, upon the completion of the Merger, all stock options that vest based solely on the passage of time and continued employment and all stock options that vest upon attainment of certain performance goals will become fully vested if the optionholder remains employed by us until the effective time of the Merger. At the effective time of the Merger, all such options will be cancelled and converted into the right of the holder to receive an amount in cash, without interest and less any applicable withholding tax, equal to the product of the total number of shares (or share equivalents) of our common stock multiplied by the excess, if any, of $25.50 over the exercise price per share (or share equivalent) subject to such option.

At the closing of the Merger, Reynolds is required to pay, or cause to be paid, a cash payment of $245 million pursuant to contractual change in control provisions in the ITRs.

The consummation of the Merger was subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which waiting period expired on July 25, 2011) and the receipt of certain foreign antitrust approvals and other customary closing conditions. Blackstone, which owned approximately 60% of the outstanding shares of our common stock on June 17, 2011, executed a written consent on that date to approve the transaction, thereby providing the required stockholder approval for the Merger. No further action is required to approve the Merger by our stockholders or by the stockholders of Reynolds. Prior to the amendment to the Merger Agreement, the Merger Agreement provided Reynolds with the right to terminate the Merger Agreement if Blackstone did not execute and deliver a written consent to approve the transaction within 3 days of execution of the Merger Agreement. Under the terms of the amendment to the Merger Agreement, the merger consideration was increased from $25.00 to $25.50 in cash per share of our common stock, in consideration for our agreement to a material shortening of the deadline for delivery of Blackstone’s written consent approving the Merger.

In connection with the proposed Merger, we filed a definitive information statement for our stockholders with the Securities and Exchange Commission (“SEC”), and mailed the definitive information statement to our stockholders and may file other documents regarding the proposed transaction with the SEC as well. We urge investors and stockholders to read the definitive information statement, as well as other documents filed with the SEC, because they will contain important information. Investors and stockholders can obtain, without charge, a copy of the definitive information statement and other documents at the SEC’s web site, http://www.sec.gov, or from us by directing a request by mail or telephone to Graham Packaging Company Inc. at 2401 Pleasant Valley Road, York, PA 17402, Attention: Investor Relations, (717) 771-3220.

Subsequent Events

Tender Offer and Consent Solicitations

On July 7, 2011, we announced that the Operating Company and CapCo I (collectively, the “Issuers”) commenced tender offers for any and all of their Notes outstanding and solicitation of consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes. The Issuers established 5:00 p.m., New York City time, July 6, 2011, as the record date for the consent solicitations.

The purpose of the tender offers and consent solicitations is to collectively offer holders of Notes an opportunity to receive consideration that represents a premium to the consideration that they would receive if they were to require the Issuers to purchase their Notes in a change of control offer (as defined in the applicable indentures) resulting from our pending Merger with Reynolds, assuming a 30-day notice period following the change of control, and to provide Reynolds and its affiliates with “Permitted Holder” status under the indentures governing the Notes that is substantially similar to the status that they would have if a change of control offer were consummated, as more fully described in the Offer to Purchase and Consent Solicitation Statement, dated July 6, 2011 (the “Statement”). In the event that the proposed amendments are adopted with respect to a series of Notes, the Issuers will not be required to make a change of control offer for the untendered Notes of that series of Notes in connection with the Merger or with respect to the ownership of us and our subsidiaries by Reynolds and its affiliates.

The tender offers and consent solicitations were requested by Reynolds and are being conducted in connection with the Merger. The tender offers and consent solicitations are conditioned on consummation of the Merger, which is itself subject to customary closing conditions, including foreign regulatory approvals. In addition, the tender offers and consent solicitations are conditioned on the receipt of requisite consents to approve the proposed amendments (with respect to each series of Notes, consents in respect of at least a majority in principal amount of the then outstanding Notes issued under the applicable indenture) and the general conditions set forth in the Statement.

Under the terms of the tender offers and consent solicitations, a holder of Notes is entitled to receive an amount paid in cash equal to $1,020 per $1,000 principal amount of each series of Notes, plus accrued and unpaid interest from the last applicable interest payment date to, but not including, the date of settlement (which the Issuers intend to coincide with the closing of the Merger), only if (i) such Notes were held by such holder as of the record date for the consent solicitations and (ii) such holder validly tendered such Notes and validly delivered consents with respect to such Notes prior to 5:00 p.m., New York City time, on July 19, 2011 (the “Early Tender/Consent Deadline”) (without validly withdrawing such Notes or revoking such consents). The total consideration included (i) an early tender premium of $10 per $1,000 principal amount of Notes, payable to holders who tendered their Notes and (ii) a consent fee of $15 per $1,000 principal amount of Notes, payable only to holders of Notes as of the record date who delivered their consents with respect to Notes held as of the record date, in each case, prior to the Early Tender/Consent Deadline and without validly withdrawing such Notes or revoking such consents.

Holders who validly tender their Notes after the Early Tender/Consent Deadline (and do not validly withdraw such Notes) will receive $995 per $1,000 principal amount of Notes tendered, plus accrued and unpaid interest to, but not including, the date of settlement.

The withdrawal deadline for the tender of Notes was 5:00 p.m., New York City time, on July 19, 2011, unless extended or earlier terminated. The tender offers were initially scheduled to expire at 8:00 a.m., New York City time, on August 4, 2011, unless extended or earlier terminated. On August 4, 2011, the Issuers extended the expiration time of the tender offer for their Senior Subordinated Notes to 5:00 p.m., New York City time, on August 19, 2011, unless further extended or earlier terminated. The Issuers intend for the date of settlement to coincide with the closing of the Merger. Consequently, the Issuers may extend the expiration time and the final acceptance date for tenders as necessary for this to occur. Subject to the satisfaction or waiver of the conditions to the Merger, the Merger is currently expected to close in the third calendar quarter of this year.

Deliveries of consents with respect to any series of Notes may be validly revoked prior to the time that holders of at least a majority in principal amount of such series of Notes deliver their consents, unless such time is extended. Subject to applicable law, the Issuers reserve the right to terminate or amend in any respect any or all of the tender offers and consent solicitations.

Amendment to Tender Offer and Consent Solicitations

On July 18, 2011, the Issuers amended the terms of the tender offers and consent solicitations for their Senior Notes set forth in the Statement and the related Consent Letter (as defined in the Statement).

The amendments:

•	increased the consent fee from $15 to $25 per $1,000 principal amount of Senior Notes for which consents were validly delivered prior to the Early Tender/Consent Deadline;

•

extended the Early Tender/Consent Deadline applicable to the tender offers and consent solicitations for the Senior Notes previously scheduled for 5:00 p.m., New York City time, on July 19, 2011, to 5:00 p.m., New York City time, on July 20, 2011; and

•	decreased a base offer consideration offered to holders of the Senior Notes who validly tender their Senior Notes from $995 to $985 per $1,000 principal amount of Senior Notes tendered.

The total consideration offered for the Senior Notes remained unchanged at $1,020 per $1,000 principal amount of Senior Notes validly tendered, and related consents validly delivered, prior to the Early Tender/Consent Deadline.

The Issuers did not change any of the terms of the tender offer and consent solicitation related to their Senior Subordinated Notes.

On July 19, 2011, we announced that the Issuers received the Requisite Consents (as defined in the Statement) from holders of the Senior Subordinated Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes. The Issuers did not receive the Requisite Consents from holders of the Senior Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes.

Acquisition

On July 6, 2011, we completed our acquisition of the assets of Techne—Technipack Engineering Italia S.r.l. for total consideration of €8.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2010.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,940.8 million (net of $7.3 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,954.1 million and $1,977.1 million at June 30, 2011, and December 31, 2010, respectively. Our fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $881.8 million (net of $2.6 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $951.1 million and $915.1 million at June 30, 2011, and December 31, 2010, respectively.

Based on the outstanding amount of our variable-rate indebtedness at June 30, 2011, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $0.1 million, excluding the impact of our interest rate swap agreements at June 30, 2011.

Derivatives

The following table presents information for our interest rate swap agreements and foreign currency exchange contracts. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	June 30, 2011	December 31, 2010
	(In thousands)
Interest rate swap agreements:
Notional amount	$350,000	$350,000
Fair value – liability	(1,310)	(7,813)
Foreign currency exchange contracts:
Notional amount	3,825	2,222
Fair value – asset (liability)	57	(9)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

On September 23, 2010, we completed the acquisition of the Liquid Entities. We are in the process of incorporating the Liquid Entities’ internal controls into our control structure. We consider the ongoing integration of the Liquid Entities a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PARTII.	OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 16 of the Notes to Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item1A.	Risk Factors

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

Dated: August 12, 2011

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

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 12, 2011, between Graham Packaging Company Inc. and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

2.2	Agreement and Plan of Merger, dated as of June 17, 2011, among Reynolds Group Holdings Limited, Bucephalas Acquisition Corp. and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on June 22, 2011 (File No. 001-34621)).

2.3	Amendment to the Agreement and Plan of Merger, dated as of June 17, 2011, among Reynolds Group Holdings Limited, Bucephalas Acquisition Corp. and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on June 22, 2011 (File No. 001-34621)).

2.4	Agreement, dated as of April 9, 2011, among Blackstone Capital Partners III Merchant Banking Fund L.P., Graham Packaging Company Inc., Graham Packaging Holdings Company, BCP/Graham Holdings L.L.C., Donald C. Graham, on behalf of himself and his affiliates, and the other entities party thereto.

3.1	Restated Certificate of Incorporation of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

3.2	Amended and Restated By-Laws of Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Voting Agreement, dated as of April 12, 2011, between Blackstone Capital Partners III Merchant Banking Fund L.P., certain of its affiliates and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.2	Voting Agreement, dated as of April 12, 2011, between R. Philip Silver, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.3	Voting Agreement, dated as of April 12, 2011, between D. Greg Horrigan, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.4	Voting Agreement, dated as of June 17, 2011, between Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P. and Reynolds Group Holdings Limited (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on June 22, 2011 (File No. 001-34621)).

31.1	Certification required by Rule 15d-14(a).

31.2	Certification required by Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Graham Packaging Company Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.